Form 10QSB
period 1997-03-31
2CONNECT EXPRESS INC
filed 1997-06-23
CIK 1021294

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from          to            .
                                   --------    ----------

                        Commission File No.  000-22251
                                            ------------

                             2CONNECT EXPRESS, INC.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

         FLORIDA                                            65-0674664
 ------------------------------                        ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

  1700 NW 65TH AVE., PLANTATION, FL.                           33313
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (954)797-7960
--------------------------------------------------------------------------------

(Former name, former address and former fiscal year,
if changed since last report)                              NOT APPLICABLE
--------------------------------------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PROCEEDING 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES X   NO     .
   --     ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, $.01 PAR VALUE, ON JUNE 17, 1997, WAS 3,752,500.

                                     INDEX


                                                                                               PAGE

PART I   FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Condensed Balance Sheet (Unaudited) March 31, 1997 and December 31, 1996                1

         Condensed Statement of Operations (Unaudited) for the three months ended
         March 31, 1997                                                                          2

         Condensed Statement of Cash Flows (Unaudited) for the three months ended
         March 31, 1997                                                                          3

         Notes to Condensed Financial Statements                                               4-5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     6


PART II  OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                                       7


                        PART I. - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                             2CONNECT EXPRESS, INC.
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                             Assets                          MARCH 31, 1997    DECEMBER 31, 1996
                             ------                          ==============    =================

Current assets:
     Cash                                                    $   949,865          $ 1,939,985
     Accounts receivable                                          81,517               34,909
     Inventories                                                 409,725              196,998
     Prepaid expenses and other current assets                    23,229               68,121
                                                             -----------          -----------

              Total current assets                             1,464,336            2,240,013

Property and equipment, net                                      616,205              401,170
Deferred financing costs                                         255,601              220,065
Other assets                                                      40,410               13,616
                                                             -----------          -----------

              Total assets                                   $ 2,376,552          $ 2,874,864
                                                             ===========          ===========

              Liabilities and Shareholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                        $   475,319          $   586,969
     Accrued expenses                                             33,062               33,320
                                                             -----------          -----------

              Total current liabilities                          508,381              620,289
                                                             -----------          -----------

Shareholders' equity:
     Common stock, $0.01 par value.  Authorized 25,000,000
        shares; issued and outstanding 2,710,000 shares           27,100               27,100
     Paid-in capital                                           3,312,857            3,284,420
     Accumulated deficit                                      (1,471,786)          (1,056,945)
                                                             -----------          -----------

              Total shareholders' equity                       1,868,171            2,254,575
                                                             -----------          -----------



              Total liabilities and shareholders' equity     $ 2,376,552          $ 2,874,864
                                                             ===========          ===========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                             2CONNECT EXPRESS, INC.
                 CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

Net sales                                                                  $ 257,091
Cost of sales                                                                184,969
                                                                           ---------
               Gross profit                                                   72,122

Selling, general and administrative expenses
     Salaries                                                                264,825
     Professional services                                                    82,646
     Other                                                                   162,890
                                                                           ---------


     Loss from operations                                                   (438,239)

     Interest income                                                          23,398
                                                                           ---------
               Net Loss                                                    $(414,841)
                                                                           =========



Net loss per share                                                         $    (.15)
                                                                           =========

Number of shares used in calculating net loss per share                    2,710,000
                                                                           =========



SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                             2CONNECT EXPRESS, INC.
                  CONDENSED STATEMENT OF CASH FLOWS(UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

Cash flows from operating activities:
     Net loss                                                                                 $ (414,841)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization expense                                                  22,097
           Stock compensation expense                                                             28,437
           Changes in assets and liabilities:
               Accounts receivable                                                               (46,608)
               Inventories                                                                      (212,727)
               Prepaid expenses and other assets                                                  18,098
               Accounts payable                                                                 (111,650)
               Accrued expenses                                                                     (258)
                                                                                              ----------

              Net cash used in operating activities                                             (717,452)
                                                                                              ----------

Cash flows from investing activities:
     Capital Expenditures                                                                       (237,132)
                                                                                              ----------
              Net cash used in investing activities                                             (237,132)
                                                                                              ----------

Cash flows from financing activities:
     Deferred financing costs                                                                    (35,536)
                                                                                              ----------

              Net cash used in financing activities                                              (35,536)
                                                                                              ----------

              Net decrease in cash and cash equivalents                                         (990,120)
                                                                                              ----------

Cash, beginning of period                                                                      1,939,985
                                                                                              ----------
Cash, end of period                                                                           $  949,865
                                                                                              ==========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                             2CONNECT EXPRESS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1)    BASIS OF PRESENTATION
      ---------------------

         The accompanying unaudited financial statements have been prepared in conformity with instructions to Form 10-QSB and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items included in these statements are based upon management's estimates. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal, recurring accruals, necessary to present fairly the financial position of the Company at December 31, 1996 and March 31, 1997 and the statements of operations and statements of cash flows for the three month period ended March 31, 1997. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results which may be expected for the fiscal year ending December 31, 1997. These financial statements should be read in conjunction with the Company's Form SB-2 Registration Statement (Registration No. 333-15567) filed with the Securities Exchange Commission on May 9, 1997.

2)    NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE
      --------------------------------------------------------

          Net loss per common share has been determined by dividing net loss by the weighted average number of shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"), outstanding during the respective periods. Common Stock equivalents have been excluded because their effect was antidilutive. The loss per share takes in effect the one-for-two reverse split of the Company's issued and outstanding shares of Common Stock effective May 6, 1997.

3)    SUBSEQUENT EVENTS
      -----------------

         During May and June 1997, the Company entered into four noncancelable operating leases for store site locations that expire in 2002.

         Minimum future rental payments under these noncancelable operating leases consist of the following:

                                  Year ending
                               December 31, 1997

                  1997............................. $   86,333
                  1998.............................    270,610
                  1999.............................    273,076
                  2000.............................    279,188
                  2001.............................    289,411
                  Thereafter.......................    200,175
                                                     ---------
                                                     1,398,793
                                                     ---------

          On May 2, 1997, the Company's Board of Directors declared a one-for-two reverse split of the Company's issued and outstanding shares of Common Stock effective May 6, 1997. The par value of each common share remained $0.01 and a total of $27,100 was reclassified from Common Stock to paid-in capital.

          On May 14, 1997, the Company completed an initial public offering of 520,000 Units. Each Unit consists of two shares of Common Stock and one Common Stock Purchase Warrant (a "Warrant") of the Company. Each Warrant entitles the holder to purchase one share of Common Stock at a purchase price of $6.00 per share for a period of sixty days commencing one year from the date of the final prospectus, May 9, 1997. Neither the shares of Common Stock nor the Warrant contained in the Units are detachable or separately transferable from the Units until May 9, 1998, at which time the Units will automatically terminate. The Units are listed for quotation on the OTC Bulletin Board and the National Quotation Bureau, Inc.'s pink sheets under the symbol CNTCU. The price to the public was $12.50 per Unit and the Company received gross proceeds of $6,500,000 before underwriting discounts and offering expenses of $520,000 and approximately $602,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

         The Company's net sales for the quarter ended March 31, 1997 was $257,091. The Company commenced operation of the first of its three stores on December 6, 1996. The second and third stores commenced operations on April 4, 1997 and April 26, 1997, respectively. The Company does not have sufficient operating history to determine sales seasonality and the revenues generated for the three months ended March 31, 1997 are not necessarily indicative of results to be generated for the fiscal year ended December 31, 1997.

         Gross profit as a percent of net sales was 28.1% during the three months ended March 31, 1997. In order to maintain or increase its market share and as new stores are opened, the Company anticipates that it will price its products competitively and from time to time may use certain incentives to increase sales. This pricing strategy has the potential to lower the average selling price per unit and may cause declines in gross margin beyond the most recent performance. The Company does not yet have sufficient operating history to determine if gross margins generated for the three months ended March 31, 1997 are indicative of results to be generated for the fiscal year ended December 31, 1997.

         Selling , general and administrative expenses ("S,G, & A") as a percent of sales was 199%. The majority of S,G, & A incurred for the three months ended March 31, 1977 was for salaries, professional fees, advertising and other expenses related to the corporate support center and operation and development of 2Connect stores. The Company anticipates that it will incur significant costs and expenses and will continue to incur losses until, at the earliest, the Company establishes a number of 2Connect stores generating sufficient revenue to offset its operating costs and the costs of its proposed continuing expansion.

         Interest income for the three months ended March 31, 1997 was $23,398 and was derived from investment of excess cash balances in short term money market accounts.



FINANCIAL CONDITION
-------------------

         Net cash used by operating activities was approximately $717,000 for the three months ended March 31, 1997. The Company had working capital of approximately $956,000 at March 31, 1997, as compared to the approximately $1,620,000 in working capital at December 31, 1996 for an overall decrease of $664,000. The decrease in current assets of $776,000 during the three month period was primarily related to the decrease in cash of $990,000 offset partially by an increase in inventory of $213,000.

         Cash used by investing activities for the three month period ended March 31, 1997 includes a portion of property and equipment additions for two stores that opened in April 1997 and equipment for the Company's corporate offices.

         As a result of completion of an initial public offering in May 1997, the Company raised gross proceeds of $6,500,000 before underwriting discounts and offering expenses of $520,000 and approximately $602,000, respectively. The Company plans to open 7 to 11 stores during the 12 months following this offering. The Company believes that the proceeds from the sale of the Units will enable the Company to satisfy its anticipated financing needs for a period of at least 12 months from the completion of the offering. If the Company's plans change, or the capital resources available to the Company otherwise prove to be insufficient to implement its business plan as a result of unanticipated expenses, problems or difficulties, or otherwise, the Company would be required to seek additional financing or curtail its activities.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.  The following exhibits are filed with this report:

                EXHIBIT NO.         DESCRIPTION
                -----------         -----------

                27.                 Financial Data Schedule.

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended March 31, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       2CONNECT EXPRESS, INC.
                                       -----------------------------------------
                                       (Registrant)



Date  JUNE 23, 1997                    /s/ MARC D. FISHMAN
-------------------                    -----------------------------------------
                                       Marc D. Fishman, Chairman of the Board,
                                       President and Chief Executive Officer



Date  JUNE 23, 1997                    /s/ STEVEN D. STEDMAN
-------------------                    -----------------------------------------
                                       Steven D. Stedman, Vice President,
                                       Finance and Chief Financial Officer