Form 10QSB
period 1997-06-30
2CONNECT EXPRESS INC
filed 1997-08-08
CIK 1021294

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended JUNE 30, 1997
                               -------------


                              2CONNECT EXPRESS, INC
             (exact name of registrant as specified in its charter)


            FLORIDA                                             65-0674664
------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


1700 NW 65TH AVE., SUITE 4, PLANTATION, FL                            33313
------------------------------------------                         -----------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code               (954)797-7960
                                                                 -------------


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

The number of shares outstanding of the issuers Common Stock, $.01 par value, on June 30, 1997, was 3,752,500.

                                      INDEX

                                                                      PAGE
                                                                      ----
Part I   Financial information
         Condensed balance sheets--
         June 30, 1997 and December 31, 1996                           1

         Condensed statements of operations--
         three months and six months ended
         June 30, 1997 and period from April 19, 1996
         (date of inception) to June 30, 1996                          2

         Condensed statements of cash flows--
         six months ended June 30, 1997 and period from
         April 19, 1996 (date of inception) to June 30, 1996           3

         Notes to condensed financial statements                      4-5

         Management's Discussion and Analysis of Financial
         Condition and results of operations                          6-7


Part II  Other information

         ITEM 6.                                         Exhibits and Reports on Form 8-K

         SIGNATURES




                          PART 1- FINANCIAL INFORMATION

                             2CONNECT EXPRESS, INC.
                            CONDENSED BALANCE SHEETS





                                                                     JUNE 30,         DECEMBER 31,
                                                                       1997              1996
                                                                   -----------       -----------
                                                                   (UNAUDITED)
                            ASSETS
                           ------
Current assets:
     Cash                                                          $ 4,980,536       $ 1,939,985
     Accounts receivable                                               199,648            34,909
     Inventories                                                       783,537           196,998
     Prepaid expenses and other current assets                         132,910            68,121
                                                                   -----------       -----------

              Total current assets                                   6,096,631         2,240,013

Property and equipment, net                                          1,053,541           401,170
Deferred financing costs                                                     0           220,065
Other assets                                                           167,295            13,616
                                                                   -----------       -----------

                       Total assets                                $ 7,317,467       $ 2,874,864
                                                                   ===========       ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $   680,705       $   586,969
     Current maturities of capital leases                                2,966                 0
     Accrued expenses & other current liabilities                      169,793            33,320
                                                                   -----------       -----------

              Total current liabilities                                853,464           620,289

 Long-term debt and capital leases                                      11,236                 0
                                                                   -----------       -----------

                       Total liabilities                               864,700           620,289

Shareholders' equity:
     Common stock, $0.01 par value
       Authorized 25,000,000 shares; issued and                         37,525            27,100
       outstanding 3,752,500 shares
     Paid-in capital                                                 8,691,035         3,284,420
     Accumulated deficit                                            (2,275,793)       (1,056,945)
                                                                   -----------       -----------

              Total shareholders' equity                             6,452,767         2,254,575
                                                                   -----------       -----------



              Total liabilities and shareholders' equity           $ 7,317,467       $ 2,874,864
                                                                   ===========       ===========


See accompanying notes to condensed financial statements.

                             2CONNECT EXPRESS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997
       AND PERIOD FROM APRIL 19, 1996 (DATE OF INCEPTION) TO JUNE 30, 1996


                                                                                                      PERIOD FROM APRIL 19, 1996
                                                           THREE MONTHS ENDED      SIX MONTHS ENDED      (DATE OF INCEPTION) TO
                                                             JUNE 30, 1997           JUNE 30, 1997           JUNE 30, 1996
                                                           ------------------      ----------------   --------------------------
Net sales                                                     $   773,758             $ 1,030,848             $         0
Cost of sales                                                     616,068                 801,037                       0
                                                              -----------             -----------             -----------
               Gross profit                                       157,690                 229,811                       0

Selling, general and administrative expenses                      942,576               1,430,839                  51,412

Depreciation and amortization                                      39,172                  61,269                       0

Preopening amortization                                             8,344                   8,344                       0
                                                              -----------             -----------             -----------

     Loss from operations                                     $  (832,402)            $(1,270,641)            $   (51,412)

     Interest income                                               28,395                  51,793                       0
                                                              -----------             -----------             -----------

              Net loss                                        $  (804,007)            $(1,218,848)            $   (51,412)
                                                              ===========             ===========             ===========

Net loss per share                                            $      (.27)            $      (.41)            $      (.03)
                                                              ===========             ===========             ===========

Number of shares used in calculating net loss per               2,980,704               2,980,704               1,955,000
     share



See accompanying notes to condensed financial statements.

                             2CONNECT EXPRESS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND
         PERIOD FROM APRIL 19, 1996 (DATE OF INCEPTION) TO JUNE 30, 1996

                                                                                                   PERIOD FROM APRIL 19, 1996
                                                                               SIX MONTHS ENDED      (DATE OF INCEPTION) TO
                                                                                 JUNE 30, 1997             JUNE 30, 1996
                                                                               ----------------    --------------------------
     Net loss                                                                     $(1,218,848)              $ (51,412)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                               61,269
           Preopening amortization                                                      8,344
           Share options issued to nonemployees                                        33,438
           Changes in assets and liabilities:
               Accounts receivable                                                   (164,739)
               Inventories                                                           (586,539)
               Prepaid expenses and other assets                                     (226,812)                   (300)
               Accounts Payable                                                        93,736
               Accrued expenses                                                       136,473
                                                                                  -----------               ---------

              Net cash used in operating activities                                (1,863,678)                (51,712)

Cash flows from investing activities:
     Capital Expenditures                                                            (713,640)                   (392)
                                                                                  -----------               ---------

              Net cash used in investing activities                                  (713,640)                   (392)

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                     5,603,667                 383,000
     Increase in capital lease obligation                                              14,202

              Net cash provided by financing activities                             5,617,869                 383,000
                                                                                  -----------               ---------

              Net increase in cash and cash equivalents                             3,040,551                 330,896

Cash, beginning of period                                                           1,939,985                       0
                                                                                  -----------               ---------

Cash, end of period                                                               $ 4,980,536               $ 330,896
                                                                                  ===========               =========


See accompanying notes to condensed financial statements.

                             2CONNECT EXPRESS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1) BASIS OF PRESENTATION
   ---------------------

         The accompanying unaudited financial statements have been prepared in conformity with instructions to Form 10-QSB, and therefore, do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain items included in these statements are based upon management estimates. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial positions of the Company at December 31, 1996 and June 30, 1997, the statements of operations for the three and six month periods ended June 30, 1997 and the period from April 19, 1996 (date of inception) to June 30, 1996 and the statements of cash flows for the six month period ended June 30, 1997 and the period from April 19, 1996 (date of inception) to June 30, 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results expected for the fiscal year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31,1996.

2) NET LOSS PER COMMON SHARE
   -------------------------

         Net loss per common share has been determined by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalents were not included due to their antidilutive effect.

3) PROPERTY AND EQUIPMENT, NET
   ---------------------------

         Property and equipment, net, consists of the following:

                                                      JUNE 30, 1997  DECEMBER 31, 1996
                                                      -------------  -----------------
Computers and equipment                                    460,189         216,657
Furniture and fixture                                      176,939          23,116
Leasehold improvement                                      485,837         169,552
                                                       -----------       ---------
                                                         1,122,965         409,325

Less accumulated depreciation & amortization               (69,424)         (8,155)
                                                       -----------       ---------
Property and equipment, net                            $ 1,053,541       $ 401,170
                                                       -----------       ---------

4) STORE PROPERTY AND DEVELOPMENT COSTS
   ------------------------------------

         Costs incurred prior to the opening of a store and certain costs related to the implementation of corporate sales programs are capitalized and amortized over a period of twelve months starting with the month of commencement of such programs and new stores.

5) STOCK OFFERING
   --------------

         On May 2, 1997, the Company's Board of Directors declared a one-for-two reverse split of the Company's issued and outstanding shares of common stock effective May 6, 1997. The par value of each common share remained $0.01 and a total of $27,100 was reclassified from common stock to paid-in capital.

         On May 9,1997, the Company completed an initial public offering (the "IPO") of 520,000 units of its Common Stock. Each unit consist of two shares of shares of Common Stock, par value $.01 per share (the "Common Stock"), and one Common Stock Purchase Warrant (a "Warrant") of the Company. Each Warrant entitles the holder to purchase one share of common stock at a purchase price of $6.00 per share for a period of sixty days commencing one year from the date of the final prospectus, May 9, 1997. Neither the share of Common Stock nor the Warrant contained in the units are detachable or separately transferable from the units until May 9, 1998, at which time the units will automatically terminate. The units are listed for quotation on the OTC Bulletin Board and the National Quotation Bureau, Inc.'s pink sheets under the symbol CNCTU. The price to the public was $12.50 per unit and the Company received gross proceeds of $6,500,000 before underwriting discounts and offering expenses of $520,00 and approximately $602,000, respectively.


6) SUBSEQUENT EVENTS
   -----------------

         (a)  Operating Leases:

         The Company has entered into ten (10) noncancelable operating leases for store locations, corporate office, and security equipment as of August 5, 1997.


         Minimum future rental payments for all noncancelable operating leases consist of the following:

         YEAR ENDING
         DECEMBER 31
         -----------
         1997............................................    $  256,533
         1998 ...........................................       580,013
         1999 ...........................................       584,859
         2000 ...........................................       599,696
         2001 ...........................................       600,881
         Thereafter .....................................       617,771
                                                             ----------
                                                             $3,239,753
                                                             ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

         The Company's activity for the period from April 19, 1996 (date of inception) to June 30, 1996 consists only of selling, general and administrative expenses for approximately $51,000. The Company had no sales or gross margin for the period stated above. The Company was in a stage of development and organization for the short period from April 19, 1996 (date of inception) to June 30, 1996.

The Company's net sales for the quarter ended June 30, 1997 increased from zero to $774,000 over the corresponding period in the prior fiscal year. The increase is attributable to the Company's retail store expansions. The Company commenced operation of the first store on December 6, 1996. The second and third stores commenced operations on April 4, 1997 and April 26, 1997, respectively. The Company had no net sales for the period from April 19, 1996 (date of inception) to June 30, 1996. The Company was in a stage of development and organization for the short period stated above.

         The Company's net sales for the quarter ended June 30, 1997 increased by $517,000 or 201.2% to $774,000 compared to $257,000 in the prior quarter. The increase is primarily attributable to the Company's retail store expansions. The Company commenced operation of the first store on December 6, 1996. The second and third stores commenced operations on April 4, 1997 and April 26, 1997, respectively. The Company does not have sufficient operating history to determine sales seasonally and the revenues generated for the quarter ended June 30, 1997 are not necessarily indicative of results to be generated for the fiscal year ended December 31, 1997.

Gross profit for the quarter ended June 30, 1997 increased from zero to $158,000 over the corresponding period in the prior fiscal year. As stated above, the increase is attributable to the Company's retail store expansions. The Company had no gross profit for the short period from April 19, 1996 (date of inception) to June 30, 1996. The Company was in a stage of development and organization for the short period stated above.

         Gross profit for the quarter ended June 30, 1997 increased by $86,000 or 119.5% to $158,000 compared to $72,000 in the prior quarter. As stated above, the increase is attributable to the Company's retail store expansions. Gross profit as a percentage of sales was 20.5% for the quarter ended June 30, 1997 as compared to 28.1% in the prior quarter. The decrease in gross profit as a percentage of sales is directly related to the reclassification of prior and current quarter revenues for approximately $52,000 to advertising expense. In order to maintain or increase its market share and as new stores are opened, the Company anticipates that it will price its products competitively and from time to time may use certain incentives to increase sales. This pricing strategy has the potential to lower the average selling price per unit and may cause declines in gross margin beyond the most recent performance. The Company does not yet have sufficient operating history to determine if gross margins generated for the quarter ended June 30, 1997 are indicative of results to be generated for the fiscal year ended December 31, 1997.

         Selling, general and administrative expenses ("SG&A"), including depreciation and amortization, for the quarter ended June 30, 1997 increased by $939,000 to $990,000 over the corresponding period in the prior fiscal year. The increase of SG&A incurred for the quarter ended June 30, 1997 was for salaries, occupancy costs, professional fees related to the Company's IPO, advertising and other expenses related to the operation and development of 2Connect stores. The Company's SG&A expense of $51,000 for the short period from April 19, 1996 (date of inception) to June 30, 1996 consisted of preopening design and legal fees related to the Company's initial financing activities. The Company was in a stage of development and organization for the short period stated above.

         SG&A, including depreciation and amortization, for the quarter ended June 30, 1997 increased by $480,000 or 94.2% to $990,000 as compared to $510,000 in the prior quarter. The majority of SG&A incurred for the three months ended June 30, 1997 was for salaries, occupancy costs, professional fees related to the Company's IPO, advertising and other expenses related to the operation and development of 2Connect stores. The Company anticipates that it will incur significant costs and expenses and will continue to incur losses until, at the earliest, the Company establishes a number of 2Connect stores generating sufficient revenue to offset its operating costs and the costs of its proposed continuing expansion. SG&A as a percent of sales decreased by 70.6% to 127.9% as compared to 198.5% in the prior period. This decrease is due to the rising revenue stream from store openings.

         Interest income for the quarter ended June 30, 1997 increased by $5,000 or 21.8% to $28,000 as compared to $23,000 in the prior quarter. Interest income was derived from investment of excess cash balances in short term money market accounts.

Net loss for the second quarter ended June 30, 1997 was $804,000 or $(.27) per share compared to the corresponding period in the prior fiscal year of $51,000 or $(.03) per share. The increase in net loss for the three months ended June 30, 1997 is primarily due to the increase in SG&A expenses for salaries, occupancy costs, professional fees relating to the Company's IPO, advertising and other expenses related to the operation and development of 2Connect stores. The Company's net loss of $51,000 for the short period from April 19, 1996 (date of inception) to June 30, 1996 consisted of preopening design and legal fees relating to the Company's initial financing activities. The Company was in a stage of development and organization for the short period stated above.

         Net loss for the second quarter ended June 30, 1997 was $804,000 or $(.27) per share compared to the net loss of $415,000 or $(.15) per share in the prior quarter. Net loss for the six months ended June 30, 1997 was $1,219,000 or ($.41) per share. The net loss is primarily due to the increase in SG&A expenses for salaries, occupancy costs, professional fees relating to the Company's IPO, advertising and other expenses related to the operation and development of 2Connect stores. The Company anticipates that it will incur significant costs and expenses and will continue to incur losses until, at the earliest, the Company establishes a number of 2Connect stores generating sufficient revenue to offset its operating costs and the costs of its proposed continuing expansion.

FINANCIAL CONDITION
-------------------

         Net cash used by operating activities was approximately $1,864,000 for the six months ended June 30, 1997. The Company had working capital of approximately $5,243,000 at June 30, 1997, as compared to the approximately $1,620,000 in working capital at December 31, 1996 for an overall increase of $3,623,000. The increase in current assets of $3,857,000 during the six month period was primarily related to the increase in cash from the IPO and inventory of $3,041,000 and $587,000, respectively. The net increase in current assets was offset by an overall increase in current liabilities of $233,000 primarily resulting from an increase in accounts payable of $94,000 and other current liabilities of $139,000. The latter was primarily due to accrued wages and directors and officers liability insurance note payable.

         Net cash used by investing activities for the six month period ended June 30, 1997 was approximately $714,000 which included property and equipment additions for stores that opened in second quarter, will open in third quarter and equipment for the Company's corporate office.

         Net cash received by financing activities for the six month period ended June 30, 1997 was approximately $5,618,000 which was primarily related to the net proceeds from the IPO of $5,604,000.

         The Company currently believes that funds from the Company's operations combined with funds available from the recent stock issuance and vendor credit programs will be sufficient to satisfy its currently projected operating cash requirements for fiscal 1997.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         27..........Financial Data Schedule (for S.E.C. use only)

         (a) Exhibits. No exhibits on Form 8-K have been filed during the quarter ended June 30, 1997.


         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended June 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         2CONNECT EXPRESS, INC.
                                         ---------------------------------------
                                         (Registrant)



Date AUGUST 8, 1997                      /s/ MARC D. FISHMAN
                                         ---------------------------------------
                                         Marc D. Fishman, Chairman of the Board,
                                         President and Chief Executive Officer




Date AUGUST 8, 1997                      /s/ PAUL E. SIMONSON
                                         ---------------------------------------
                                         Paul E. Simonson, Chief Accounting
                                         Officer