Form 10QSB
period 1997-09-30
2CONNECT EXPRESS INC
filed 1997-11-13
CIK 1021294

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________


                              2CONNECT EXPRESS, INC
             (exact name of registrant as specified in its charter)


         FLORIDA                                                 65-0674664
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                1700 NW 65TH AVE., SUITE 4, PLANTATION, FL 33313
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code              (954)797-7960
                                                                -------------
                                 NOT APPLICABLE
                                 --------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share, 3,752,500 shares outstanding as of November 14, 1997.

                             2CONNECT EXPRESS, INC.
                                      INDEX

                                                                                PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed balance sheets-
         September 30, 1997 and December 31, 1996                                 1

         Condensed statements of operations-
         three months ended September 30, 1997 and 1996, nine months ended
         September 30, 1997 and period from April 19, 1996 (date of
         inception) to September 30, 1996                                         2

         Condensed statements of cash flows-
         nine months ended September 30, 1997 and period from April 19,
         1996 (date of inception) to September 30, 1996                           3

         Notes to condensed financial statements                                4-5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    6-8

PART II  OTHER INFORMATION

         Item 6, Exhibits and Reports on Form 8-K                                 9

         Signatures                                                               9

                         PART 1- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             2CONNECT EXPRESS, INC.
                            CONDENSED BALANCE SHEETS

ASSETS                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                                   1997           1996
                                                                               -------------   ------------
                                                                                (UNAUDITED)
Current assets:
     Cash                                                                       $ 2,085,278    $ 1,939,985
     Accounts receivable                                                            424,953         34,909
     Inventories                                                                  1,939,756        196,998
     Prepaid expenses and other current assets                                      268,117         68,121
                                                                                -----------    -----------

              Total current assets                                                4,718,104      2,240,013

Property and equipment, net                                                       1,857,434        401,170
Deferred financing costs                                                                  0        220,065
Preopening costs                                                                    205,089
Other assets                                                                         78,285         13,616
                                                                                -----------    -----------

                       Total assets                                             $ 6,858,912    $ 2,874,864
                                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $ 1,196,275    $   586,969
     Current maturities of capital leases                                             2,967              0
     Accrued expenses & other current liabilities                                   260,895         33,320
                                                                                -----------    -----------

              Total current liabilities                                           1,460,137        620,289

 Long-term debt and capital leases                                                    9,845              0
                                                                                -----------    -----------

                       Total liabilities                                          1,469,982        620,289

Shareholders' equity:
     Common stock, $0.01 par value.  Authorized 25,000,000 shares; issued and
        outstanding 3,752,500 shares                                                 37,525         27,100
     Paid-in capital                                                              8,667,001      3,284,420
     Accumulated deficit                                                         (3,315,596)    (1,056,945)
                                                                                -----------    -----------

              Total shareholders' equity                                          5,388,930      2,254,575
                                                                                -----------    -----------



              Total liabilities and shareholders' equity                        $ 6,858,912    $ 2,874,864
                                                                                ===========    ===========

See accompanying notes to condensed financial statements.

                             2CONNECT EXPRESS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996,
         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND PERIOD FROM APRIL 19,
                 1996 (DATE OF INCEPTION) TO SEPTEMBER 30, 1996

                                                                                          Nine Months   Period from April 19,
                                                               Three Months Ended           Ended      1996 (date of inception)
                                                                  September 30,          September 30,    To September 30,
                                                              1997           1996            1997               1996
                                                              ----           ----            ----               ----
Net sales                                                $  1,059,967              $0    $  2,090,815               $  0
Cost of sales                                                 782,886               0       1,583,923                  0
                                                         ------------     -----------    ------------        -----------
               Gross profit                                   277,081               0         506,892                  0

Selling, general and administrative expenses                1,262,139         335,069       2,692,978            386,481

Depreciation and amortization                                  81,986               0         143,255                  0
Preopening amortization                                        42,996               0          51,340                  0
                                                         ------------     -----------    ------------        -----------

     Loss from operations                                $ (1,110,040)    $  (335,069)   $ (2,380,681)       $  (386,481)

Other income (expense)

     Interest expense                                            (238)              0            (238)                 0
     Interest income                                           67,560          11,344         119,352             11,344
       Other, net                                        $      2,916               0           2,917                  0
                                                         ------------     -----------    ------------        -----------

              Net loss                                   $ (1,039,802)    $  (323,725)   $ (2,258,650)       $  (375,137)
                                                         ============     ===========    ============        ===========

Net loss per share                                           $   (.28)        $  (.15)        $  (.70)           $  (.19)
                                                             ========         =======         =======           ========

Number of shares used in calculating net loss per           3,752,500       2,215,495       3,242,950          1,938,506
     share







See accompanying notes to condensed financial statements.

                             2CONNECT EXPRESS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
      PERIOD FROM APRIL 19, 1996 (DATE OF INCEPTION) TO SEPTEMBER 30, 1996

                                                                                                         Period from April 19, 1996
                                                                               Nine months ended           (date of inception) to
                                                                               September 30, 1997            September 30, 1996
                                                                               ------------------        --------------------------
     Net loss                                                                    $  (2,258,650)                $   (375,137)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                               143,255                          890
           Preopening amortization                                                      51,340
           Share options issued to nonemployees                                         33,438
           Changes in assets and liabilities:
               Accounts receivable                                                    (390,044)
               Inventories                                                          (1,742,758)
               Prepaid expenses and other assets                                      (521,094)                     (16,777)
               Accounts Payable                                                        609,306                       21,592
               Accrued expenses                                                        227,574                       16,588
                                                                                  ------------                 ------------

              Net cash used in operating activities                                 (3,847,633)                    (352,844)

Cash flows from investing activities:
     Capital Expenditures                                                           (1,599,519)                     (30,382)
                                                                                  ------------                 ------------

              Net cash used in investing activities                                 (1,599,519)                     (30,382)

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                      5,579,633                    3,237,350
     Increase in capital lease obligation                                               12,812                            0
                                                                                  ------------                 ------------

              Net cash provided by financing activities                              5,592,445                    3,237,350
                                                                                  ------------                 ------------

              Net increase in cash and cash equivalents                                145,293                    2,854,124

Cash, beginning of period                                                            1,939,985                            0
                                                                                  ------------                 ------------

Cash, end of period                                                               $  2,085,278                 $  2,854,124
                                                                                  ============                 ============


See accompanying notes to condensed financial statements.

                             2CONNECT EXPRESS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

         The unaudited condensed financial statements have been prepared in conformity with instructions to Form 10-QSB, and therefore, do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain items included in these statements are based upon management estimates. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary for fair presentation. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results expected for the fiscal year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1996.

2) NET LOSS PER COMMON SHARE

         Net loss per common share has been determined by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalents were not included due to their antidilutive effect.

3)    STORE PROPERTY AND DEVELOPMENT COSTS

         Costs incurred prior to the opening of a store and certain costs related to the implementation of corporate sales programs are capitalized and amortized over a period of twelve months starting with the month of commencement of such programs and new stores.

4)   STOCK OFFERING

         On May 2, 1997, the Company's Board of Directors declared a one-for-two reverse split of the Company's issued and outstanding shares of common stock effective May 6, 1997. The par value of each common share remained $0.01 and a total of $27,100 was reclassified from common stock to paid-in capital.

         On May 9, 1997, the Company completed an initial public offering (the "IPO") of 520,000 units of its Common Stock. Each unit consists of two shares of Common Stock, par value $.01 per share (the "Common Stock"), and one
Common Stock Purchase Warrant (a "Warrant") of the Company. Each Warrant entitles the holder to purchase one share of common stock at a purchase price of $6.00 per share for a period of sixty days commencing one year from the date of the final prospectus, May 9, 1997. Neither the share of Common Stock nor the Warrant contained in the units are detachable or separately transferable from the units until May 9, 1998, at which time the units will automatically terminate. The units are listed for quotation on the OTC Bulletin Board under the symbol CNTCU. The price to the public was $12.50 per unit and the Company received gross proceeds of $6,500,000 before underwriting discounts and offering expenses of approximately $530,00 and $611,000, respectively.

5)   LEASE OBLIGATIONS

         (a)   Operating Leases:

         The Company has entered into eleven (11) noncancelable operating leases for store locations, corporate office, and security equipment as of November 14, 1997.

         Minimum future rental payments for all noncancelable operating leases consist of the following:

         Year Ending
         DECEMBER 31
         -----------
         1997........................$  297,194
         1998........................   809,439
         1999........................   799,366
         2000........................   755,666
         2001........................   740,811
         Thereafter..................   747,711
                                     ----------
                                     $4,150,187
                                     ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company participates in a highly competitive industry that is characterized by aggressive pricing strategies in an attempt to gain market share. In developing strategies to achieve continued increases in sales and operating profits, the Company projects customer demand in the management of product transitions, inventory levels and distribution cycles. Due to rapid technological advances affecting consumer electronic product cycles, the Company's operating results could be adversely affected should the Company be unable to anticipate product cycle and/or customer demand accurately and, if customer demand is below certain levels the Company may be unable to reduce operating costs commensurate with lower sales levels. The Company's ability to achieve targeted sales and earnings levels depends upon a number of competitive and market factors and, accordingly, are subject to risk.

THREE MONTHS ENDED SEPTEMBER 30, 1997

         The Company's net sales for the third quarter ended September 30, 1997 were $1,060,000. The Company had no net sales for the third quarter ended September 30, 1996. The Company commenced operation of its' first store on December 6, 1996. Two stores opened in April, 1997, three stores opened in August, 1997 and two stores opened in September, 1997.

         The Company's net sales for the third quarter ended September 30, 1997 increased by $286,000 or 37.0% to $1,060,000 compared to $774,000 in the prior quarter. The increase is primarily attributable to the Company opening additional retail stores, as detailed above. The Company does not have sufficient operating history to determine sales seasonality, and the revenues generated for the quarter ended September 30, 1997 are not necessarily indicative of results to be generated for the fiscal year ended December 31, 1997.

         Gross profit for the third quarter ended September 30, 1997 was $277,000. The Company had no gross margin for the third quarter ended September 30, 1996. As stated above, the Company did not commence operation of any stores until December 6, 1996.

         Gross profit for the third quarter ended September 30, 1997 increased by $119,000 or 75.4% to $277,000 compared to $158,000 in the prior quarter. The increase is primarily attributable to the Company opening additional retail stores, as detailed above. Gross profit as a percentage of sales was 26.2% for the third quarter ended September 30, 1997 as compared to 20.5% in the second quarter. The increase in gross profit as a percentage of sales is directly related to the reclassification of co-op advertising from revenues to advertising expense credits in the second quarter of 1997. In order to maintain or increase its market share, and as new stores are opened, the Company has priced its products at or below its competition and has used customer incentives to increase sales. This pricing strategy has and may in the future lower the average selling price per unit and gross margin below the most recent performance. The Company does not yet have sufficient operating history to determine if gross margins generated for the quarter ended September 30, 1997 are indicative of results to be generated for the fiscal year ended December 31, 1997.

         Selling, general and administrative expenses ("SG&A"), including depreciation and amortization, for the third quarter ended September 30, 1997 increased by $1,052,000 to $1,387,000 over the corresponding period in the prior fiscal year. The increase of SG&A incurred for the third quarter ended September 30, 1997 was for salaries, occupancy costs, professional fees, advertising and other expenses related to the operation and development of 2Connect stores. The Company's SG&A expense of $335,000 for the third quarter ended September 30, 1996 consisted of corporate wages, preopening design fees and professional services related to the Company's initial financing activities.

         SG&A, including depreciation and amortization, for the third quarter ended September 30, 1997 increased by $397,000 or 40.1% to $1,387,000, versus $990,000 in the prior quarter. The majority of SG&A incurred for the three months ended September 30, 1997 was for salaries, occupancy costs, professional fees, advertising and other expenses related to the operation and development of new 2Connect stores. The Company anticipates that it will incur significant costs and expenses and will continue to incur significant losses until, at the earliest, the Company establishes a number of 2Connect stores generating sufficient revenue to offset its operating costs and the costs of any continuing expansion. SG&A as a percent of sales increased by 3.0% to 130.9% as compared to 127.9% in the prior period. This increase is due to the opening of five stores in third quarter, offset by the increased revenue from store openings.

         Net interest income for the third quarter ended September 30, 1997 increased by $56,000 or 509.1% to $67,000 compared to $11,000 over the corresponding period in the prior fiscal year. The increase is attributable to the investment of funds received on May 14, 1997 from the initial public offering.

         Net interest income for the third quarter ended September 30, 1997 increased by $39,000 or 139.3% to $67,000 as compared to $28,000 in the second quarter. Interest income was derived from investment of excess cash balances in short term money market accounts.

         Net loss for the third quarter ended September 30, 1997 was $1,040,000 or $(.28) per share compared to the corresponding period in the prior fiscal year of $324,000 or $(.15) per share. The increase in net loss for the three months ended September 30, 1997 is primarily due to the increase in SG&A expenses for salaries, occupancy costs, professional fees, advertising and other expenses related to the operation and development of new 2Connect stores, as well as lower than anticipated revenues at certain retail store locations. The Company's net loss of $324,000 for the third quarter ended September 30, 1996 consisted of preopening design and legal fees relating to the Company's initial financing activities.

         Net loss for the third quarter ended September 30, 1997 was $1,040,000 or $(.28) per share compared to the net loss of $804,000 or $(.27) per share in the second quarter. The net loss is primarily due to the increase in SG&A expenses for salaries, occupancy costs, professional fees, advertising and other expenses related to the operation and development of new 2Connect stores, as well as lower than anticipated revenues at certain retail store locations. The Company anticipates that it will incur significant costs and expenses and will continue to incur significant losses until, at the earliest, the Company establishes a number of 2Connect stores generating sufficient revenue to offset its operating costs and the costs of any continuing expansion.

NINE MONTHS ENDED SEPTEMBER 30, 1997

         The Company's activity for the period from April 19, 1996 (date of inception) to September 30, 1996 consisted of interest income and selling, general and administrative expenses for approximately $11,000 and $386,000, respectively. The Company had no sales or gross margin for the period stated above. The Company was in a stage of development and organization for the period from April 19, 1996 (date of inception) to September 30, 1996.

Selling, general and administrative expenses ("SG&A"), including depreciation and amortization, for the nine months ended September 30, 1997 increased by $2,502,000 to $2,888,000 over the corresponding period in the prior fiscal year. The increase of SG&A incurred for the nine months ended September 30, 1997 was for salaries, occupancy costs, professional fees, advertising and other expenses related to the operation and development of 2Connect stores. The Company's SG&A expense of $386,000 for the period April 19, 1996 (date of inception) to September 30, 1996 consisted of corporate wages, preopening design fees and professional services related to the Company's initial financing activities.

         Net loss for the nine months ended September 30, 1997 was $2,259,000 or $(.70) per share compared to the corresponding period in the prior fiscal year of $375,000 or $(.19) per share. The increase in net loss for the nine months ended September 30, 1997 is primarily due to the increase in SG&A expenses related to the Company's expansion activities and lower than anticipated revenues at certain retail store locations.

FINANCIAL CONDITION

         Net cash used by operating activities was approximately $3,848,000 for the nine months ended September 30, 1997. The Company had working capital of approximately $3,258,000 at September 30, 1997, as compared to the approximately $1,620,000 in working capital at December 31, 1996, overall increase of $1,638,000. The increase in current assets of $2,478,000 during the nine-month period was primarily related to increases in accounts receivable and inventory of $390,000 and $1,743,000, respectively. The net increase in current assets was offset by an increase in current liabilities of $840,000 primarily resulting from an increase in accounts payable of $609,000 and other current liabilities of $231,000. The increase in current liabilities was primarily due to an increase in expenses attributed to the opening of new stores including inventory and accrued wages.

         Net cash used by investing activities for the nine month period ended September 30, 1997 was approximately $1,600,000 which included property and equipment additions for stores that opened in second and third quarter and equipment for the Company's corporate office.

         Net cash received by financing activities for the nine month period ended September 30, 1997 was approximately $5,592,000 which was primarily related to the net proceeds from the IPO and deferred financing costs of $5,359,000 and $220,000, respectively.

         The Company's current cash resources are extremely limited, and the Company will require additional financing to sustain its current operations and to implement its growth strategy. Accordingly, the Company is actively seeking additional financing. The Company is currently in discussion with several sources of equity and asset based debt. There can be no assurance that the Company will obtain such additional financing upon commercially reasonable terms or at all.

         The Company has also commenced a significant review and re-structuring of its operations with a goal of improving store performance. These activities include an evaluation of existing and planned store locations, marketing and sales promotion, merchandise assortments, store and corporate SG&A expenses. There can be no assurance that this review or such re-structuring activities will result in improved performance.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             27    Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended September 30, 1997.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             2CONNECT EXPRESS, INC.
                             ---------------------------------------------------
                             (Registrant)

Date NOVEMBER 14, 1997                     /s/ MARC D. FISHMAN
-------------------------    ---------------------------------------------------
                             Marc D. Fishman, Chairman of the Board, President and
                             Chief Executive Officer


Date NOVEMBER 14, 1997                     /s/ THOMAS H. HICKS
-------------------------    ---------------------------------------------------
                             Thomas H. Hicks, Chief Operating and Financial Officer


Date NOVEMBER 14, 1997                    /s/ PAUL E. SIMONSON
-------------------------    ---------------------------------------------------
                             Paul E. Simonson, Chief Accounting Officer