Form 10-Q
period 1998-05-02
2CONNECT EXPRESS INC
filed 1998-06-16
CIK 1021294

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

Date of Report (For the quarterly period ended MAY 2, 1998)

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from __________ to __________

                              2CONNECT EXPRESS, INC
             (exact name of registrant as specified in its charter)

           FLORIDA                                            65-0674664
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

3500 GATEWAY DRIVE, SUITE 101, POMPANO BEACH, FL                  33069
------------------------------------------------                ---------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (954) 797-7960
                                                              --------------

                                 NOT APPLICABLE
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X
   ------   ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share, 3,752,500 shares outstanding as of June 15, 1998.

                             2CONNECT EXPRESS, INC.
                                      INDEX

                                                                        PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed balance sheets--
         May 2, 1998 and January 31, 1998                                1

         Condensed statements of operations--
         three months ended May 2, 1998 and April 30, 1997               2

         Condensed statements of cash flows--
         three months ended May 2, 1998 and April 30, 1997               3

         Notes to condensed financial statements                       4 - 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7 - 8


PART II  OTHER INFORMATION

         Item 6, Exhibits and Reports on Form 8-K                        9

         Signatures                                                      9

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             2Connect Express, Inc.
                            Condensed Balance Sheets
                          May 2, and January 31, 1998
                                  (Unaudited)

                                                                             May 2,         January 31,
                                                                              1998             1998
                                                                          -----------       -----------
                                     ASSETS

Current Assets
  Cash                                                                    $   740,028       $   218,068
  Accounts Receivable, net of reserves                                         56,499           350,296
  Inventory, net of reserves                                                       --         1,277,913
  Prepaid Expenses & Other Current Assets                                     275,371           118,086
                                                                          -----------       -----------
    Total Current Assets                                                    1,071,898         1,964,363

Property & Equipment, Net                                                       8,500           394,000
Other Assets                                                                    6,259            86,806
                                                                          -----------       -----------
Total Assets                                                              $ 1,086,657       $ 2,445,169
                                                                          ===========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts Payable - Prepetition                                          $ 1,039,968       $ 1,001,158
  Accounts Payable - Postpetition  (See Note Below)                             8,908            44,557
  Notes Payable                                                                    --           275,000
  Accrued Expenses & Other Current Liabilities                                 83,600           134,300
  Accrued Landlord Claims                                                     689,102           781,826
  Accrued Employee Contract Claims                                            540,815           540,815
  Accrued Other Bankruptcy Claims                                             217,032           149,546
  Current Maturities of long-term Debt                                          2,967            22,209
                                                                          -----------       -----------
    Total Current Liabilities                                               2,582,392         2,949,411

Other Liabilities
  Long-term Debt & Capital Leases                                               8,080             8,803
                                                                          -----------       -----------
    Total Liabilities                                                       2,590,472         2,958,214
                                                                          -----------       -----------
Shareholders' Equity

  Common Stock ($.01 par value.  Authorized 25,000,000 Shares;                 37,525            37,525
   Issued & Outstanding 3,752,500 shares)
  Paid-In-Capital                                                           8,667,451         8,667,451
  Retained Deficit - Prior Year                                            (9,218,021)       (9,218,021)
  Net Loss - Current Year                                                    (990,770)               --
                                                                          -----------       -----------
    Total Shareholders' Equity                                             (1,503,815)         (513,045)
                                                                          -----------       -----------
Total Liabilities & Shareholders' Equity                                  $ 1,086,657       $ 2,445,169
                                                                          ===========       ===========



See accompanying notes to condensed financial statements.

                            2Connect Express, Inc.
                       Condensed Statements of Operations
           For the Three Months Ended May 2, 1998 and April 30, 1997
                                  (Unaudited)

                                                 For the three months ended
                                                ------------------------------
                                                May 2, 1998     April 30, 1997
                                                -----------     --------------
Net sales                                       $   760,154       $   403,373
Cost of sales                                       766,016           292,954
  Gross profit                                       (5,862)          110,419
                                                -----------       -----------
General and administrative expenses:
  Selling, general and administrative
    expenses (excluding depreciation)               733,265           516,734
  Depreciation and amortization                      56,444                --
  Preopening cost amortization                       38,932            22,097
                                                -----------       -----------
    Operating loss                                 (834,503)         (428,412)

Other income (expense):

  Interest income                                     4,240            23,904
  Interest expense                                   (6,748)             (378)
  Restructuring charges and reserves               (154,232)               --
  Other, net                                            473                --
                                                -----------       -----------
    Net loss                                    $  (990,770)      $  (404,886)
                                                ===========       ===========

Net loss per share                              $     (0.26)      $     (0.15)
                                                ===========       ===========
Number of shares used in calculating
  loss per share                                  3,752,500         2,712,500
                                                ===========       ===========



See accompanying notes to condensed financial statements.

                             2Connect Express, Inc.
                       Condensed Statement of Cash Flows
           For the Three Months Ended May 2, 1998 and April 30, 1997
                                  (Unaudited)


                                                                               For the three months ended
                                                                            -------------------------------
                                                                            May 2, 1998      April 30, 1997
                                                                            -----------      --------------
Cash flows from operating activities:

Net loss                                                                    $  (990,770)      $  (404,886)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Depreciation and amortization                                                  56,444            22,097
  Preopening cost amortization                                                   38,932                --
  Changes in assets & liabilities:
     Accounts receivable                                                        293,797           (88,848)
     Inventory                                                                1,277,913          (378,324)
     Prepaid expenses & other assets                                           (115,670)          (94,712)
     Accounts payable - prepetition                                              38,810           357,703
     Accounts payable - postpetition                                            (35,649)               --
     Accrued expenses                                                           (50,700)           42,129
     Accrued landlord claims                                                    (92,724)               --
     Accrued employee contract claims                                                --                --
     Accrued other bankruptcy claims                                             67,486                --
                                                                            -----------       -----------
       Net cash provided by (used in) operating activities                      487,869          (544,841)
                                                                            -----------       -----------
Cash flows from investing activities:
  Capital expenditures                                                               --          (344,041)
  Loss on closed store assets and reserve for asset liquidations                329,056                --
                                                                            -----------       -----------
  Net cash provided by investing activities                                     329,056          (344,041)
                                                                            -----------       -----------
Cash flows from financing activities:
  Decrease in notes payable                                                    (275,000)               --
  Net proceeds from issuance of common stock                                         --            (5,838)
  Increase (decrease) in long-term debt                                         (19,965)            6,376
                                                                            -----------       -----------
    Net cash provided by (used in) financing activities                        (294,965)              538
                                                                            -----------       -----------
  Net increase (decrease) in cash and cash equivalents                          521,960          (888,344)

Cash and cash equivalents, beginning of period                                  218,068         1,449,167
                                                                            -----------       -----------
Cash and cash equivalents, end of period                                    $   740,028       $   560,823
                                                                            ===========       ===========



See accompanying notes to condensed financial statements.

                             2CONNECT EXPRESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION
   ---------------------

         The unaudited condensed financial statements have been prepared in conformity with instructions to Form 10-QSB, and therefore, do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain items included in these statements are based upon management estimates. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals, reserves and restructuring reserves) necessary for fair presentation. The results of operations for the three months ended May 2, 1998 are not necessarily indicative of the operating results expected for the fiscal year ending January 30, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 1998. Such financial statements for fiscal year ended January 31, 1998 have not yet been issued, as the audit of such financial statements has not been completed due to the Company's bankruptcy filing.

2) NET LOSS PER COMMON SHARE
   -------------------------

         Net loss per common share has been determined by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalents were not included due to their antidilutive effect.

3) STORE PROPERTY AND DEVELOPMENT COSTS
   ------------------------------------

         Costs incurred prior to the opening of a store and certain costs related to the implementation of corporate sales programs are capitalized and amortized over a period of twelve months starting with the month of commencement of such programs and new stores. All such previously accrued "pre-opening" costs have been written off to restructuring expense as part of the Company's reorganization.

4) STOCK OFFERING
   --------------

         On May 2, 1997, the Company's Board of Directors declared a one-for-two reverse split of the Company's issued and outstanding shares of common stock effective May 6, 1997. The par value of each common share remained $.01 and a total of $27,100 was reclassified from common stock to paid-in capital.

         On May 9, 1997, the Company completed an initial public offering (the "IPO") of 520,000 units of its Common Stock. Each unit consists of two shares of Common Stock, par value $.01 per share (the "Common Stock"), and one Common Stock Purchase Warrant (a "Warrant") of the Company. Each Warrant entitles the holder to purchase one share of common stock at a purchase price of $6.00 per share for a period of sixty days commencing one year from the date of the final prospectus, May 9, 1997. Neither the share of Common Stock nor the Warrant contained in the units are detachable or separately transferable from the units until May 9, 1998, at which time the units will automatically terminate. The units are listed for quotation on the OTC Bulletin Board under the symbol CNTCU. The price to the public was $12.50 per unit and the Company received gross proceeds of $6,500,000 before underwriting discounts and offering expenses of approximately $530,000 and $611,000, respectively.

5) LEASE OBLIGATIONS
   -----------------

         (a)  Operating Leases:

         The Company had entered into eleven (11) non-cancelable operating leases for store locations, corporate office and security equipment as of January 31, 1998. The Company filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code on January 12, 1998, and subsequent to the filing, has closed all but one of its' retail stores, relocated its corporate office to smaller space on a month to month basis, terminated all leases for security equipment except for the one store which continues to operate, and has rejected all such leases. Only the retail store at Coral Square Mall, Coral Springs, Florida remains open.

Minimum future rental payments for all non-cancelable operating leases consist of the following:

Year ending
the Saturday closest
to January 31
--------------------

1998.......................................................    $  81,370
1999.......................................................      108,493
2000.......................................................      112,001
2001.......................................................       87,927
2002.......................................................       57,882
Thereafter.................................................      242,052
                                                               ---------
                                                               $ 689,725
                                                               =========


6) RESTRUCTURING AND BANKRUPTCY FILING
   -----------------------------------

         On January 12, 1998, the Company filed a voluntary petition for relief ("the Filing") under chapter 11 ("Chapter 11") of title II of the United States Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida ("the Bankruptcy Court"). In Chapter 11, the Company will and has continued to manage its affairs and operate its business as a debtor-in-possession while it develops a reorganization plan that will restructure the Company and allow its emergence from Chapter 11. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

         In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of executory contracts, including real property leases. In connection with the Company's Chapter 11 proceedings, a review is being undertaken of all the Company's obligations under its executory contracts, including real property leases.

         Subsequent to the Filing, the Company reached an agreement with Bay Tech Investments, Inc., to provide secured debtor-in-possession financing in the form of a credit facility. The credit facility provides for borrowings dependent upon the Company's level of inventory and accounts receivable with maximum borrowings of $500,000. The agreement grants a security interest in substantially all of the Company's assets. Advances under the facility bear interest at 11%. The debtor-in-possession facility replaced a Revolving Credit Facility provided by Bay Tech Investments, Inc. which had been in existence pre-petition. At the time of the Chapter 11 petition, $275,000 was borrowed on this facility, which balance rolled over to the debtor-in-possession facility. The debtor-in-possession agreement was originally scheduled to terminate on February 29, 1998. The Company requested and received a thirty day extension of the facility until March 28, 1998 unless further extended upon request of the borrower and such extension to be at the option of the lender. The interest rate on advances under the facility was changed to 12% for the extension period only. On March 28, 1998 the Company voluntarily paid off the balance owed on the debtor-in-possession facility plus accrued interest and did not seek extension of the facility. The Company believed that cash raised through liquidation of excess assets would provide sufficient liquidity through the anticipated date that the Company expects to emerge from the proceeding.

         Subsequent to the Filing, the Company announced on March 3, 1998 that it had executed a Letter of Intent whereby Bobby Allison Cellular Systems of Florida, Inc. ("Bobby Allison"), would merge with and into the Company. The transaction was contingent upon completion of a Merger Agreement which would be incorporated into a Plan of Reorganization to be filed with the Bankruptcy Court and subsequent confirmation of that Plan by the court. The merger contemplated will be financed principally by Sterne Agee & Leach, Inc., an investment banking firm that was the managing underwriter of the Company's initial public offering in May 1997. The merger and related financing is anticipated to take place following the Company's emergence from the bankruptcy proceeding.

         The Company has subsequently executed the Merger Agreement with Bobby Allison, and has filed a Plan of Reorganization on April 14, 1998 and an accompanying Disclosure Statement. The Court has scheduled a hearing on June 16, 1998 on the Plan of Reorganization and Disclosure Statement. The Company has also executed a Management Agreement with Bobby Allison, whereby Bobby Allison would assume the operation of the Company's Coral Square Mall store and be responsible for all expenses related thereto. The Court has scheduled a hearing on the Management Agreement on June 16, 1998.

         The accompanying condensed financial statements have been prepared on a going concern basis of accounting, after adjustments to inventory valuation and asset values that are not anticipated to be included in the merger described above, and also after adjustments to the assets to be included in the merger. The assets included in the proposed merger, which is subject to confirmation of the Plan of Reorganization by the Court, consist of one store lease, inventory for one store and its store fixtures, certain fixtures from nine closed stores, and a payment to be made by Bobby Allison for the business. Remaining minimal office assets, required during the period until the merger, have been written down to current estimated market value. The condensed financial statements do not reflect any adjustments that might result should the Company's Plan of Reorganization not be confirmed by the Court, the merger not be consummated and should the Company be unable to continue as a going concern and liquidate. The Company's losses from operations, which resulted in its bankruptcy filing and partial liquidation, raise substantial doubt about its ability to continue as a going concern. The appropriateness of using the limited going concern basis is dependent upon, among other things, (i) confirmation of a Plan of Reorganization under the Bankruptcy Code, (ii) the ability to achieve profitable operations after such confirmation and under the proposed merger, and (iii) the ability to generate sufficient cash from operations to meet its obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

Factors That May Affect Future Results

         The Company participates in a highly competitive industry characterized by aggressive pricing strategies and participation by service providers in the retail distribution channels, in an attempt to gain market share. Due to rapid changes in technology and in market conditions, the Company's past and future operating results could be adversely affected should the Company be unable to anticipate product cycles and consumer demand accurately, and be unable to respond due to contractual arrangements. The Company's ability to achieve targeted sales and earnings levels depends upon a number of competitive and market factors and, accordingly, are subject to risk.

Three Months Ended May 2, 1998

         The Company's net sales for the first quarter ended May 2, 1998 were $760,155 versus $403,373 during the comparable first quarter ended April 30, 1997. The Company operated approximately 1.2 stores during the first quarter last year, two such stores which operated during their grand opening period. The Company commenced operation of its first store on December 6, 1996 and subsequently opened two stores in April 1997, three stores in August 1997, two stores in September 1997 and two stores in November 1997. The Company closed its five worst performing stores immediately upon its bankruptcy filing and operated five stores at January 31, 1998. During the quarter ended May 2, 1998 the Company operated approximately 4 stores for the full quarter including the sole on-going store in Coral Springs, Florida. In the other stores, which are now all closed, the Company conducted inventory clearance and liquidation sales at steep discounts and then sold remaining inventory and defective merchandise which had been returned by customers in two public auctions conducted by Stampler Auctions. The first such auction consisted of first quality merchandise and generated proceeds of $300,000 while the second auction consisting of customer returns generated proceeds of $34,500.

         Gross loss for the first quarter ended May 2, 1998 was ($5,862) versus gross profit in the prior year comparable quarter ended April 30, 1997 of $110,419. The negative gross profit in first quarter 1998 was due to the aforementioned retail store clearance sales and public auctions. The auction sales returned approximately 30% of the merchandise inventory cost value, but, they enabled to Company to immediately eliminate expenses of operating the stores where the inventory was housed and allowed the Company to reject those store leases. The gross margin of 27.4% for the first quarter ended April 30, 1997 was adversely affected by grand opening promotions in connection with opening the Dadeland and Westchester stores during April 1997. In order to create store awareness and garner market share, the Company priced its products at or below competition and used customer incentives to increase sales, which lowered average selling price per unit and gross margin.

         Selling, general and administrative expenses ("SG&A"), excluding depreciation and amortization, for the first quarter ended May 2, 1998 was $733,265 (96.5% to sales) versus $516,734 (128.1% to sales) during the comparable quarter last year ended April 30, 1997. The increase in SG&A expenses was due to the increased number of stores operated during the quarter, store closing expenses and expenses related to the movement of merchandise from closed stores to operating stores and movement of store fixtures and equipment to a warehouse awaiting subsequent sale to Bobby Allison. Subsequent to conduct of the aforementioned auctions, the Company has reduced personnel headcount to five persons, including management, in its Coral Springs store and four in the corporate office.

         Depreciation, amortization and amortization of pre-opening costs for the first quarter ended May 2, 1998 was $95,376 versus $22,097 for the prior year comparable quarter ended April 30, 1997. The increase was due to the increased number of stores operated during the first quarter of 1998 and acceleration of those expenses due to store closings.

         Net interest expense for the first quarter ended May 2, 1998 was $6,748 versus $378 in the comparable prior year quarter ended April 30, 1997. The increase was due to interest on borrowings under the debtor-in-possession credit facility.

         Net interest income for the first quarter ended May 2, 1998 was $4,240 versus $23,904 during the last year comparable quarter ended April 30, 1997. The decline in interest income was due to lower cash and short term investments in first quarter 1998 versus first quarter 1997.

         Restructuring charges and reserves in the first quarter ended May 2, 1998 was $154,232 versus $0 in the last year comparable quarter ended April 30, 1997. The restructuring charges included write-down to expected realized proceeds of assets anticipated to be sold to Bobby Allison under the aforementioned merger agreement and legal fees related to the Company's bankruptcy proceeding in excess of retainers previously paid to the Company's securities counsel, general and bankruptcy counsel.

        Net loss for the first quarter ended May 2, 1998 was ($990,770) versus ($404,886) for the last year comparable quarter ended April 30, 1997. The net loss is primarily due to lower gross profit related to liquidation of merchandise inventory that was excess, related to stores being closed and customer returns of defective merchandise where vendor returns for credit were no longer possible due to the bankruptcy filing. Although the Company has now closed all but one store and reduced corporate headcount to skeleton levels, the Company anticipates that it will continue to incur costs, expenses and losses until, at the earliest, the Company emerges from bankruptcy, merges with Bobby Allison and establishes a number of stores generating sufficient revenue to offset its operating costs and costs of any continuing expansion.

FINANCIAL CONDITION
-------------------

         The Company increased its cash position by $521,960 during first quarter ended May 2, 1998, to $740,028 from $218,068 at fiscal year ended January 31, 1998. During that period the Company repaid its $275,000 borrowings under its debtor-in-possession credit facility. The cash increase was primarily due to the liquidation of excess merchandise inventory and inventory from stores which were closed or anticipated to be closed during the bankruptcy proceeding and the sale of excess corporate office furniture and fixtures no longer required due to downsizing.

         The Company expects to receive additional funds from the collection of receivables and the sale of assets to Bobby Allison under the aforementioned merger agreement. The Company's cash is anticipated to be paid to creditors after confirmation of the Company's Plan of Reorganization by the Court. At such time the Company will have extremely limited cash resources and will require additional financing to sustain current operations until the aforementioned merger is consummated. It is anticipated that upon consummation of the merger, the combined entity will require additional financing to implement a growth strategy.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

              (a) Exhibits

              (b) Reports on Form 8-K. Reports on Form 8-K have been filed during the quarter ended May 2, 1998, on a monthly basis pursuant to the filing of U.S. Bankruptcy Court Trustee Reports.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             2CONNECT EXPRESS, INC.
                                             -----------------------------------
                                             (Registrant)



Date June 10, 1998                                 /s/ Thomas H. Hicks
-----------------------                      ----------------------------------
                                             Thomas H. Hicks, President and
                                             Chief Executive Officer (interim)



Date June 10, 1998                               /s/ Christopher D. Chalfant
-----------------------                      ----------------------------------
                                             Christopher D. Chalfant, Controller
                                             and Chief Accounting Officer