Form 10QSB
period 1998-08-01
2CONNECT EXPRESS INC
filed 1998-09-14
CIK 1021294

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Date of Report (For the quarterly period ended August 1, 1998)

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________


                              2CONNECT EXPRESS, INC
             (exact name of registrant as specified in its charter)


         FLORIDA                                               65-0674664
-------------------------------                           ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


3500 GATEWAY DRIVE, SUITE 101, POMPANO BEACH, FL                 33069
------------------------------------------------                 -----
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code          (954) 797-7960
                                                            --------------

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]   No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share, 3,752,500 shares outstanding as of September 14, 1998.

                             2CONNECT EXPRESS, INC.
                                      INDEX

                                                                                      PAGE
                                                                                      ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed balance sheets--
         August 1, 1998 and January 31, 1998                                             1

         Condensed statements of operations--
         three months and six months ended August 1, 1998 and July 31, 1997              2

         Condensed statements of cash flows--
         three months and six months ended August 1, 1998 and July 31, 1997              3

         Notes to condensed financial statements                                     4 - 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                         7 - 9


PART II  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                               10

         Signatures                                                                     10






                    PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        2Connect Express, Inc.
                       Condensed Balance Sheets
                    August 1, and January 31, 1998
                             (Unaudited)




                                                                                     August 1,           January 31,
                                                                                       1998                 1998
                                                                                    ---------           -----------

                                     ASSETS
Current Assets
  Cash                                                                            $   735,749           $   218,068
  Accounts Receivable, net of reserves                                                195,928               350,296
  Inventory, net of reserves                                                            7,049             1,277,913
  Prepaid Expenses & Other Current Assets                                              27,890               118,086
                                                                                  -----------           -----------
    Total Current Assets                                                              966,616             1,964,363

Property & Equipment, Net                                                               7,500               394,000
Other Assets                                                                            2,090                86,806
                                                                                  -----------           -----------
Total Assets                                                                      $   976,206           $ 2,445,169
                                                                                  ===========           ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts Payable - Prepetition                                                  $   900,894           $ 1,001,158
  Accounts Payable - Postpetition  (See Note Below)                                   185,941                44,557
  Notes Payable                                                                             -               275,000
  Accrued Expenses & Other Current Liabilities                                        132,372               134,300
  Accrued Landlord Claims                                                             691,228               781,826
  Accrued Employee Contract Claims                                                    553,447               540,815
  Accrued Other Bankruptcy Claims                                                      76,850               149,546
  Current Maturities of long-term Debt                                                  2,967                22,209
                                                                                  -----------           -----------
    Total Current Liabilities                                                       2,543,699             2,949,411

Other Liabilities
  Long-term Debt & Capital Leases                                                       7,871                 8,803
                                                                                  -----------           -----------
    Total Liabilities                                                               2,551,570             2,958,214
                                                                                  -----------           -----------

Shareholders' Equity
  Common Stock ($.01 par value.  Authorized 25,000,000 Shares;                         37,525                37,525
   Issued & Outstanding 3,752,500 shares)
  Paid-In-Capital                                                                   8,667,451             8,667,451
  Retained Deficit - Prior Year                                                    (9,218,021)           (9,218,021)
  Net Loss - Current Year                                                          (1,062,319)                    -
                                                                                  -----------           -----------
    Total Shareholders' Equity                                                     (1,575,364)             (513,045)
                                                                                  -----------           -----------

Total Liabilities & Shareholders' Equity                                          $   976,206           $ 2,445,169
                                                                                  ===========           ===========



See accompanying notes to condensed financial statements.

                             2Connect Express, Inc.
                       Condensed Statements of Operations
   For the Three Months and Six Months Ended August 1, 1998 and July 31, 1997
                                   (Unaudited)




                                                 For the Three Months Ended           For the Six Months Ended
                                               -------------------------------    --------------------------------
                                               August 1, 1998    July 31, 1997    August 1, 1998    July 31, 1997
                                               --------------    -------------    --------------    --------------
Net sales                                       $   112,061       $   844,730       $   872,215       $ 1,248,103
Cost of sales                                        24,500           681,975           790,516           974,929
                                                -----------       -----------       -----------       -----------
  Gross profit                                       87,561           162,755            81,699           273,174

General and administrative expenses:
  Selling, general and administrative
    expenses (excluding depreciation)               203,797         1,114,343           937,062         1,631,077
  Depreciation and amortization                          --            16,805            56,444            16,805
  Preopening cost amortization                           --            52,084            38,932            74,181
                                                -----------       -----------       -----------       -----------
    Operating loss                                 (116,236)       (1,020,477)         (950,739)       (1,448,889)

Other income (expense):
  Interest income                                     5,448            40,865             9,688            64,769
  Interest expense                                     (108)             (381)           (6,856)             (759)
  Restructuring charges and reserves               (111,520)               --          (265,752)               --
  Other, net                                        150,867                --           151,340                --
                                                -----------       -----------       -----------       -----------
    Net loss                                    $   (71,549)      $  (979,993)      $(1,062,319)      $(1,384,879)
                                                ===========       ===========       ===========       ===========


Net loss per share                              $     (0.02)      $     (0.26)      $     (0.28)      $     (0.37)
                                                ===========       ===========       ===========       ===========

Number of shares used in calculating
  loss per share                                  3,752,500         3,752,500         3,752,500         3,752,500
                                                ===========       ===========       ===========       ===========





See accompanying notes to condensed financial statements.

                            2Connect Express, Inc.
                       Condensed Statement of Cash Flows
          For the Six Months Ended August 1, 1998 and July 31, 1997
                                 (Unaudited)


                                                                                             For the Six Months Ended
                                                                                    ---------------------------------------
                                                                                    August 1, 1998            July 31, 1997
                                                                                    --------------            -------------
Cash flows from operating activities:

Net loss                                                                            $ (1,062,319)             $ (1,384,879)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                                           56,444                    74,181
  Preopening cost amortization                                                            38,932                    16,805
  Changes in assets & liabilities:
     Accounts receivable                                                                 154,368                  (133,557)
     Inventory                                                                         1,270,864                  (835,674)
     Prepaid expenses & other assets                                                     135,980                   (83,502)
     Accounts payable - prepetition                                                     (100,264)                  307,115
     Accounts payable - postpetition                                                     141,384                         -
     Accrued expenses                                                                     (1,928)                  102,637
     Accrued landlord claims                                                             (90,598)                        -
     Accrued employee contract claims                                                     12,632                         -
     Accrued other bankruptcy claims                                                     (72,696)                        -
                                                                                    ------------              ------------
       Net cash provided by (used in) operating activities                               482,799                (1,936,874)
                                                                                    ------------              ------------

Cash flows from investing activities:
  Capital expenditures                                                                         -                  (770,946)
  Loss on closed store assets and reserve for asset liquidations                         330,056                         -
                                                                                    ------------              ------------
  Net cash provided by investing activities                                              330,056                  (770,946)
                                                                                    ------------              ------------

Cash flows from financing activities:
  Decrease in notes payable                                                             (275,000)                        -
  Net proceeds from issuance of common stock                                                   -                 5,354,731
  Increase (decrease) in long-term debt                                                  (20,174)                   17,643
                                                                                    ------------              ------------
    Net cash provided by (used in) financing activities                                 (295,174)                5,372,374
                                                                                    ------------              ------------

  Net increase (decrease) in cash and cash equivalents                                   517,681                 2,664,554

Cash and cash equivalents, beginning of period                                           218,068                 1,449,167
                                                                                    ------------              ------------

Cash and cash equivalents, end of period                                               $ 735,749               $ 4,113,721
                                                                                    ============              ============




See accompanying notes to condensed financial statements.

                             2CONNECT EXPRESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1) BASIS OF PRESENTATION

         The unaudited condensed financial statements have been prepared in conformity with instructions to Form 10-QSB, and therefore, do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain items included in these statements are based upon management estimates. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals, reserves and restructuring reserves) necessary for fair presentation. The results of operations for the three months and six months ended August 1, 1998 are not necessarily indicative of the operating results expected for the fiscal year ending January 30, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 1998. Such financial statements for fiscal year ended January 31, 1998 have not yet been issued, as the audit of such financial statements has not been completed due to the Company's bankruptcy filing.

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

4) STOCK OFFERING

         On May 2, 1997, the Company's Board of Directors declared a one-for-two reverse split of the Company's issued and outstanding shares of common stock effective May 6, 1997. The par value of each common share remained $.01 and a total of $27,100 were reclassified from common stock to paid-in capital.

         On May 9, 1997, the Company completed an initial public offering (the "IPO") of 520,000 units of its Common Stock. Each unit consists of two shares of Common Stock, par value $.01 per share (the "Common Stock"), and one Common Stock Purchase Warrant (a "Warrant") of the Company. Each Warrant entitled the holder to purchase one share of common stock at a purchase price of $6.00 per share for a period of sixty days commencing one year from the date of the final prospectus, May 9, 1997. Neither the share of Common Stock nor the Warrant contained in the units were detachable or separately transferable from the units until May 9, 1998, at which time the units automatically terminated. The units were listed for quotation on the OTC Bulletin Board under the symbol CNTCU until the units components were detached and then the Common Stock was listed for quotation on the OTC Bulletin Board under the symbol CNTC until recently qualified by the NASD Regulation, Inc. and given the symbol CNTCQ. The price to the public was $12.50 per unit and the Company received gross proceeds of $6,500,000 before underwriting discounts and offering expenses of approximately $530,000 and $611,000, respectively.

5) LEASE OBLIGATIONS

         (a) Operating Leases:

         The Company had entered into eleven (11) non-cancelable operating leases for store locations, corporate office and security equipment as of January 31, 1998. The Company filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code on January 12, 1998, and subsequent to the filing, closed all but one of its' retail stores, relocated its' corporate office to smaller space on a month to month basis, terminated all leases for security equipment except for the one store which continues to operate, and has rejected all such leases. Only the retail store at Coral Square Mall, Coral Springs, Florida remains open, operating under a Management Agreement with Bobby Allison Cellular Systems of Florida, Inc. ("Bobby Allison") effective June 18, 1998, whereby Bobby Allison is responsible for the operations of this store including all expenses related thereto, and is entitled to all resulting profits (losses).

Minimum future rental payments for all non-cancelable operating leases consist of the following:

Year ending
the Saturday closest
to January 31
--------------------

1999.......................................................       $ 81,370
2000 .......................................................       108,493
2001 .......................................................       112,001
2002 .......................................................        87,927
2003 .......................................................        57,882
Thereafter .................................................       242,052
                                                                  --------
                                                                  $689,725
                                                                  ========

6) RESTRUCTURING AND BANKRUPTCY FILING

         On January 12, 1998, the Company filed a voluntary petition for relief ("the Filing") under chapter 11 ("Chapter 11") of title II of the United States Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida ("the Bankruptcy Court"). In Chapter 11, the Company will and has continued to manage its affairs and operate its business as a debtor-in-possession and has developed a reorganization plan that will restructure the Company and allow its emergence from Chapter 11. As a debtor-in-possession in Chapter 11, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

         In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of executory contracts, including real property leases. In connection with the Company's Chapter 11 proceedings, a review was undertaken of all the Company's obligations under its executory contracts, including real property leases. All store leases and executory contracts have been rejected except for the Coral Square Mall (Coral Springs, Florida) store lease and a related lease of electronic article surveillance systems for that store. All re-seller agreements with service providers have not been rejected, except for an agreement with a telephone service provider, which was terminated by mutual agreement between the parties.

         Subsequent to the bankruptcy filing, the Company reached an agreement with Bay Tech Investments, Inc., to provide secured debtor-in-possession financing in the form of a credit facility. The credit facility provides for borrowings dependent upon the Company's level of inventory and accounts receivable with maximum borrowings of $500,000. The agreement grants a security interest in substantially all of the Company's assets. Advances under the facility bear interest at 11%. The debtor-in-possession facility replaced a Revolving Credit Facility provided by Bay Tech Investments, Inc. which had been in existence pre-petition. At the time of the Chapter 11 petition, $275,000 was borrowed on this facility, which balance rolled over to the debtor-in-possession facility. The debtor-in-possession agreement was originally scheduled to terminate on February 29, 1998. The Company requested and received a thirty-day extension of the facility until March 28, 1998 unless further extended upon request of the borrower and such extension to be at the option of the lender. The interest rate on advances under the facility was changed to 12% for the extension period only. On March 28, 1998 the Company voluntarily paid off the balance owed on the debtor-in-possession facility plus accrued interest and did not seek extension of the facility. The Company believed that cash raised through liquidation of excess assets would provide sufficient liquidity through the anticipated date that the Company expects to emerge from the proceeding.

         Subsequent to the bankruptcy filing, the Company announced on March 3, 1998 that it had executed a Letter of Intent whereby Bobby Allison Cellular Systems of Florida, Inc. ("Bobby Allison") would merge with and into the Company. The transaction was contingent upon completion of a Merger Agreement, which would be incorporated into a Plan of Reorganization to be filed with the Bankruptcy Court and subsequent confirmation of that Plan by the court. The surviving entity of the merger was expected to be financed principally by Sterne Agee & Leach, Inc., an investment banking firm that was the managing underwriter of the Company's initial public offering in May 1997. The merger and related financing was anticipated to take place following the Company's emergence from the bankruptcy proceeding.

         The Company subsequently filed a Plan of Reorganization on April 14, 1998 and an accompanying Disclosure Statement. The Company also executed the Merger Agreement with Bobby Allison on May 1, 1998. The Company executed a Management Agreement with Bobby Allison on May 6, 1998, whereby Bobby Allison would assume the operation of the Company's Coral Square Mall store and be responsible for all expenses related thereto. The Court approved the Management Agreement on June 16, 1998, which became effective June 18, 1998.

         On August 27, 1998 the Company entered into an agreement ("Agreement") with Sterne Agee whereby Sterne Agee will, as of the Effective Date of the Plan of Reorganization of the Company filed with the U.S. Bankruptcy Court, Southern District of Florida, acquire out of bankruptcy 100% of the equity interests of the Company and the Company will retain the Coral Square Mall store lease and certain store fixtures. In consideration for such acquisition, Sterne Agee will make a new value contribution to the bankruptcy estate for the benefit of the Company's creditors in the amount of $175,000, which funds are currently in escrow. To effect this transaction and in accordance with the Plan of Reorganization, as amended on August 7, 1998, upon the Effective Date, all of the current and existing Common Stock of the Company will be forever extinguished and canceled and the Company will issue new shares of Common Stock to Sterne Agee which shall constitute 100% of the issued and outstanding shares. The existing shareholders of Common Stock will not retain any interest in the post-bankruptcy entity or receive any distribution from the bankruptcy estate for their extinguished and cancelled interests. The Bankruptcy Court scheduled a hearing to confirm the Plan of Reorganization for October 14, 1998. The Effective Date is to occur ten days after confirmation of the Plan of Reorganization.

          Also pursuant to the terms of the Agreement and effective August 27, 1998, all of the members of the Company's Board of Directors, except for Marc D. Fishman, resigned from the Board of Directors and Mr. Fishman, as the sole remaining director, and in accordance with the Bylaws of the Company, appointed James S. Holbrook, Jr., Craig R. Heyward and F. Eugene Woodham, each of whom are employees of Sterne Agee, to fill three of the vacancies. The Board of Directors has further resolved to appoint James S. Holbrook, Jr. as the Chairman of the Board and, in accordance with the Bylaws of the Company, to designate that the Chairman of the Board is the chief executive officer of the Company.

         The accompanying condensed financial statements have been prepared on a going concern basis of accounting, after adjustments to inventory valuation and asset values that are not anticipated to be included in the merger described above, and also after adjustments to the assets to be included in the merger. The assets included in the proposed merger, which is subject to confirmation of the Plan of Reorganization by the Court, consist of one store lease, inventory for one store and its store fixtures, certain fixtures from nine closed stores, and a payment to be made by Bobby Allison for the business. Remaining minimal office assets, required during the period until the merger, have been written down to current estimated market value. The condensed financial statements do not reflect any adjustments that might result should the Company's Plan of Reorganization not be confirmed by the Court, the merger not be consummated or should the Company be unable to continue as a going concern and liquidate. The Company's losses from operations, which resulted in its bankruptcy filing and partial liquidation, raise substantial doubt about its ability to continue as a going concern. The appropriateness of using the limited going concern basis is dependent upon, among other things, (i) confirmation of a Plan of Reorganization under the Bankruptcy Code, (ii) the ability to achieve profitable operations after such confirmation and under the proposed merger, and (iii) the ability to generate sufficient cash from operations to meet its obligations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Factors That May Affect Future Results

        As stated above, pursuant to the Agreement, Sterne Agee will acquire out of bankruptcy 100% of the equity interests of the Company and all current and existing Common Stock of the Company will be forever extinguished and cancelled. Consequently, the existing shareholders will not participate in the Company's future, and the Company's future results are therefore immaterial to the shareholders. The Management Discussion and Analysis below is primarily historical.

Comparison of Second Quarter Ended August 1, 1998 and First Six Months of 1998 with 1997

         The Company's net sales for the second quarter ended August 1, 1998 were $112,061 versus $844,730 during the comparable second quarter ended July 31, 1997. The Company operated approximately 3.0 stores during the second quarter last year. The Company commenced operation of its first store on December 6, 1996 and subsequently opened two stores in April 1997, three stores in August 1997, two stores in September 1997 and two stores in November 1997. The Company closed its five worst performing stores immediately upon its bankruptcy filing on January 12, 1998 and operated five stores at January 31, 1998. During the second quarter ended August 1, 1998 the Company operated approximately 0.5 stores for the full quarter including the only on-going store in Coral Springs, Florida until June 18, 1998 when it was turned over to Bobby Allison under a Management Agreement in which Bobby Allison is responsible for management and all resulting profits (losses).

           The Company's net sales for the six months ended August 1, 1998 were $872,215 versus $1,248,103 during the comparable six months ended July 31, 1997. The Company operated 2.2 equivalent full-time stores in the first six months of 1998 versus 2.1 equivalent full-time stores during the comparable 1997 period. In the first six months of 1998 the Company conducted inventory clearance and liquidation sales at steep discounts and then sold remaining inventory and defective merchandise which had been returned by customers in two public auctions conducted by Stampler Auctions in April 1998. The first such auction consisted of first quality merchandise and generated proceeds of $300,000 while the second auction, consisting of customer returns, generated proceeds of $34,500.

         Gross profit for the second quarter ended August 1, 1998 was $87,561 (78.1% to sales) versus gross profit in the prior year comparable quarter ended July 31, 1997 of $162,755 (19.3% to sales). The gross profit in second quarter 1998 was due to residual income on previous sales of primarily cellular plans and sales of services that carried activation commissions and related to equipment which was supplied directly to customers by the service provider. The lower gross profit in the last year second quarter ended July 31, 1997 was due to price driven promotional activity related to two new stores, which opened in late April 1997.

         Gross profit for the six months ended August 1, 1998 was $81,699 (9.4% to sales) versus $273,174 (21.9%) for the comparable last year six months ended July 31, 1997. The lower gross profit in 1998 was due to the aforementioned retail store clearance sales and public auctions. The auction sales returned approximately 30% of the merchandise inventory cost value, but they enabled to Company to immediately eliminate expenses of operating the stores where the inventory was housed and allowed the Company to reject those store leases. The gross margin of 21.9% for the six months ended July 31, 1997 was adversely affected by grand opening promotions in connection with opening the Dadeland and Westchester stores during April 1997 and heavy promotional advertising intended to create store awareness and garner market share. In the first six months of 1997 the Company priced its products at or below competition and used customer incentives to increase sales, which lowered average selling price per unit and gross margin.

         Selling, general and administrative expenses ("SG&A"), excluding depreciation and amortization, for the second quarter ended August 1, 1998 was $203,797 (181.6% to sales) versus $1,114,343 (131.9% to sales) during the comparable quarter last year ended July 31, 1997. The decrease in SG&A expenses was due to the reduced number of stores operated during the second quarter of 1998 and reduction of corporate expenses and personnel to skeleton levels. SG&A expenses for the six months ended August 1, 1998, excluding depreciation and amortization, was $937,062 (107.4% to sales) versus $1,631,077 (130.7% to sales) for the last year comparable period ended July 31, 1997. The 1998 SG&A expenses included store closing expenses and expenses related to the movement of merchandise from closed stores to operating stores and movement of store fixtures and equipment to a warehouse awaiting subsequent sale to Bobby Allison. Subsequent to conduct of the aforementioned auctions in April 1998, the Company has reduced personnel headcount to five persons, including management, in its Coral Springs store, prior to the effective date of the Management Agreement, and four in the corporate office. The 1997 SG&A expenses included all management functions which had been anticipated for the support of rapid store count growth and personnel used in the start-up of telemarketing and direct outside sales functions.

         Depreciation, amortization and amortization of pre-opening costs for the second quarter ended August 1, 1998 was -0- versus $68,889 for the prior year comparable quarter ended July 31, 1997. The decrease was due to the sale and write-off of fixed assets and pre-opening expenses subsequent to the Company's bankruptcy filing. Depreciation, amortization and amortization of pre-opening costs for the six months ended August 1, 1998 was $95,376 versus $90,986 for the comparable last year six months ended July 31, 1998. The equivalent full-time store count in both periods was approximately the same.

         Net interest expense for the second quarter ended August 1, 1998 was $108 versus $381 in the comparable prior year quarter ended July 31, 1997. For the six months ended August 1, 1998 net interest expense was $6,856 versus $759 in the comparable last year period. The increase was due to borrowings under the Company's debtor-in-possession credit facility during first quarter 1998.

         Net interest income for the second quarter ended August 1, 1998 was $5,448 versus $40,865 during the last year comparable quarter ended July 31, 1997. The decline in interest income was due to lower cash and short term investments in second quarter 1998 versus second quarter 1997 which included proceeds from the Company's initial public offering which had not yet been invested in committed new store capital expenditures and working capital. Net interest income for the six months ended August 1, 1998 was $9,688 versus $64,769 for the last year comparable six months ended July 31, 1997.

         Restructuring charges and reserves in the second quarter ended
August 1, 1998 was ($39,347) versus $0 in the last year comparable quarter ended July 31, 1997. The net restructuring charges and reserve adjustments included adjustments to previously established store closing accruals, reserves for the disposition of assets and recoveries of accounts receivable. Net restructuring charges, reserves and adjustments for the six months ended August 1, 1998 was $114,412 versus -0- in the last year comparable period ended July 31, 1997. The net expenses recorded included write-down to realized proceeds of assets (merchandise inventory) sold to Bobby Allison under the aforementioned Merger Agreement, assets (store selling fixtures) contemplated to be sold to Sterne Agee under the Agreement formalized and dated August 27, 1998 and legal fees related to the Company's bankruptcy proceeding in excess of retainers previously paid to the Company's securities counsel, general and bankruptcy counsel and professional employed by the creditor's committee in the bankruptcy case.

        Net loss for the second quarter ended August 1, 1998 was ($71,549) versus ($979,993) for the last year comparable quarter ended July 31, 1997. The net loss is due to the effective shutdown of the Company's retailing operations. Although the Company has now closed all but one store and reduced corporate headcount to skeleton levels, the Company anticipates that it will continue to incur costs, expenses and losses until, at the earliest, the Company emerges from bankruptcy, merges with Bobby Allison and establishes a number of stores generating sufficient revenue to offset its operating costs and costs of any continuing expansion. Net loss the six months ended August 1, 1998 was ($1,062,319) versus ($1,384,879) for the last year comparable period ended July 31, 1997. The 1998 loss was primarily due to losses sustained in the liquidation of assets in the bankruptcy proceeding. The 1997 loss was primarily due to store operating losses, promotional expenses and corporate expenses which had been established in anticipation of future store count growth.


FINANCIAL CONDITION

         The Company increased its cash position by $517,681 during the second quarter ended August 1, 1998, to $735,749 from $218,068 at fiscal year ended January 31, 1998. During that period the Company repaid its $275,000 borrowings under its debtor-in-possession credit facility. The cash increase was primarily due to the liquidation of excess merchandise inventory and inventory from stores which were closed during the bankruptcy proceeding, the sale of excess corporate office furniture and fixtures no longer required due to downsizing, and settlement of a contractual dispute with a previous cellular service provider whose plans were sold in the Company's retail stores.

         The Company expects to receive nominal additional funds from the collection of receivables and $175,000 from the sale of assets to Sterne Agee under the aforementioned Agreement. However, all of the Company's excess cash at the Effective Date of the Plan of Reorganization is anticipated to be paid to creditors after confirmation of the Company's Plan of Reorganization by the court. Also at such time, all of the current and existing Common Stock of the Company will be forever extinguished and cancelled and the Company will issue new shares of Common Stock to Sterne Agee which shall constitute 100% of the issued and outstanding shares. The existing shareholders of Common Stock will not retain any interest in the post-bankruptcy entity or receive any distribution from the bankruptcy estate for their extinguished and cancelled interests.

          This form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-QSB and located elsewhere herein regarding the Company's financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be accurate.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

            (a)   Exhibits
                  - Exhibit Item 10 of Rule 601 - Management Agreement by and
                    between 2Connect Express, Inc. and Bobby Allison Cellular Systems of Florida, Inc. effective May 31, 1998.
                  - Exhibit Item 27 of Rule 601 - Financial Data Schedule (for
                    SEC use only).
            (b) Reports on Form 8-K. Reports on Form 8-K have been filed during the quarter ended August 1, 1998, on a monthly basis pursuant to the filing of U.S. Bankruptcy Court Trustee Reports, and as material events occurred.
                  - Form 8-K dated May 19, 1998 re: Merger Agreement with Bobby
                    Allison and auction inventory liquidation results;
                  - Form 8-K dated June 19, 1998 re: U.S. Trustee Report (May,
                    1998 financial results);
                  - Form 8-K dated July 16, 1998 re: U.S. Trustee Report (June,
                    1998 financial results);
                  - Form 8-K dated July 28, 1998 re: motion to amend Disclosure
                    Statement to provide for the extinguishment of pre-confirmation equity.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       2CONNECT EXPRESS, INC.
                                       ----------------------
                                       (Registrant)



Date: September 14, 1998               /s/ James S. Holbrook, Jr.
------------------------               ---------------------------------------
                                       James S. Holbrook, Jr., Chairman of the
                                       Board and Chief Executive Officer