Form 10QSB
period 1998-10-31
2CONNECT EXPRESS INC
filed 1998-12-14
CIK 1021294

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Date of Report (For the quarterly period ended OCTOBER 31, 1998)

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________


                              2CONNECT EXPRESS, INC
             (exact name of registrant as specified in its charter)


         FLORIDA                                              65-0674664
------------------------------                             -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


2055 LAKE AVENUE S.E., SUITE A, LARGO, FL                      33771-3738
-----------------------------------------                      ----------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code           (813) 584-7902
                                                             ---------------

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

Common Stock, par value $.01 per share, 30,000 shares outstanding as of December 11, 1998.

                             2CONNECT EXPRESS, INC.
                                      INDEX


                                                                                                  PAGE
                                                                                                  ----

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets of the Successor Company as of
              October 31, 1998 and of the Predecessor Company as of October
              26, 1998 and January 31, 1998                                                         1

         Condensed Statements of Operations of the Successor Company for the One
              Week Ended October 31, 1998 and for the Predecessor Company for
              the Twelve Weeks Ended October 26, 1998, the Thirty-Eight Weeks
              Ended October 26, 1998, and the Thirty-Nine Weeks Ended October
              31, 1997                                                                              2

         Condensed Statements of Cash Flows of the Successor Company for the
              One Week Ended October 31, 1998 and the the Predecessor Company for the
              Twelve Weeks Ended October 26, 1998, the Thirty-Eight Weeks Ended
              October 26, 1998, and the Thirty-Nine Weeks Ended October 31, 1997                    3

         Notes to condensed financial statements                                                   4-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                       8-13


PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                            13

         Signatures                                                                                 14




                 PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             2CONNECT EXPRESS, INC.
                            Condensed Balance Sheets
                  October 31, October 26, and January 31, 1998
                                   (Unaudited)


                                                                               OCTOBER 31,      OCTOBER 26,      JANUARY 31,
                                                                                  1998             1998             1998
                                                                                SUCCESSOR       PREDECESSOR      PREDECESSOR
                                                                               -----------      -----------      -----------
                                     ASSETS
Current Assets
  Cash                                                                         $        --      $        --      $   218,068
  Accounts Receivable, net of reserves                                                  --               --          350,296
  Inventory, net of reserves                                                            --               --        1,277,913
  Prepaid Expenses & Other Current Assets                                               --               --          118,086
                                                                               -----------      -----------      -----------
    Total Current Assets                                                                --               --        1,964,363

Property & Equipment, Net                                                          175,000          175,000          394,000
Other Assets                                                                         1,789            1,789           86,806
                                                                               -----------      -----------      -----------

TOTAL ASSETS                                                                   $   176,789      $   176,789      $ 2,445,169
                                                                               ===========      ===========      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable - Prepetition                                               $        --      $        --      $ 1,001,158
  Accounts Payable - Postpetition  (See Note Below)                                     --               --           44,557
  Notes Payable                                                                         --               --          275,000
  Accrued Expenses & Other Current Liabilities                                          --               --          134,300
  Accrued Landlord Claims                                                               --               --          781,826
  Accrued Employee Contract Claims                                                      --               --          540,815
  Accrued Other Bankruptcy Claims                                                       --               --          149,546
  Current Maturities of long-term Debt                                               2,967            2,967           22,209
                                                                               -----------      -----------      -----------
    TOTAL CURRENT LIABILITIES                                                        2,967            2,967        2,949,411

OTHER LIABILITIES
  Long-term Debt & Capital Leases                                                    7,871            7,871            8,803
                                                                               -----------      -----------      -----------
    TOTAL LIABILITIES                                                               10,838           10,838        2,958,214
                                                                               -----------      -----------      -----------

SHAREHOLDERS' EQUITY
  Common Stock ($.01 par value. Authorized 25,000,000 Shares,                          300              300           37,525
    Issued & Outstanding 3,752,500 shares at January 31, 1998;
    Authorized 25,000,000 Shares, Issued & Outstanding 30,000 shares at October 31, 1998)
  Paid-In-Capital                                                                  165,651          165,651        8,667,451
  Retained Deficit                                                                      --               --       (9,218,021)
                                                                               -----------      -----------      -----------
    TOTAL SHAREHOLDERS' EQUITY                                                     165,951          165,951         (513,045)
                                                                               -----------      -----------      -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                       $   176,789      $   176,789      $ 2,445,169
                                                                               ===========      ===========      ===========






See accompanying notes to condensed financial statements.

                             2Connect Express, Inc.
                       Condensed Statements of Operations
                For the 1 Week Ended October 31, 1998, the 12 and
                        38 Weeks Ended October 26, 1998,
                 And the 13 and 39 Weeks Ended October 31, 1997
                                   (Unaudited)

                                                                   Third Quarter
                                                  -------------------------------------------------
                                                  For the 1         For the 12         For the 13
                                                  Week Ended       Weeks Ended        Weeks Ended
                                                  October 31,      October 26,         October 31,
                                                      1998             1998               1997
                                                   Successor        Predecessor        Predecessor
                                                  ------------      ------------       ------------

Net sales                                         $         --      $      6,515       $  1,163,694
Cost of sales                                               --                28            972,836
                                                  ------------      ------------       ------------
  Gross profit                                              --             6,487            190,858

General and administrative expenses:
  Selling, general and administrative
    expenses (excluding depreciation)                       --            99,596          1,372,303
  Depreciation and amortization                             --                --            161,551
  Preopening cost amortization                              --                --             (2,661)
                                                  ------------      ------------       ------------

    Operating Income (loss)                                 --           (93,109)        (1,340,335)

Other income (expense):
  Interest income                                           --             5,276             53,839
  Interest expense                                          --                --               (439)
  Restructuring charges and reserves                        --           (42,659)          (158,188)
  Other, net                                                --            (2,882)                --
                                                  ------------      ------------       ------------

     Net Income (loss) before
       extraordinary item                                   --          (133,374)        (1,445,123)

 Extraordinary items:
   Cancel Common Stock and Eliminate Deficit                --         8,704,976                 --
   Gain on Debt Discharge                                   --         1,708,738                 --
                                                  ------------      ------------       ------------

     Net Income (Loss)                            $         --      $ 10,280,340       $ (1,445,123)
                                                  ============      ============       ============

Income (loss) per share                           $         --      $       2.74       $      (0.39)
                                                  ============      ============       ============

Number of shares used in calculating
  Income (loss) per share                               30,000         3,752,500          3,752,500
                                                  ============      ============       ============


                                                                   Year to Date
                                                 -------------------------------------------------
                                                  For the 1        For the 38         For the 39
                                                 Week Ended       Weeks Ended        Weeks Ended
                                                 October 31,      October 26,         October 31,
                                                    1998              1998                1997
                                                  Successor        Predecessor        Predecessor
                                                 ------------      ------------       ------------

Net sales                                        $         --      $    878,730       $  2,411,797
Cost of sales                                              --           790,544          1,947,765
                                                 ------------      ------------       ------------
  Gross profit                                             --            88,186            464,032

General and administrative expenses:
  Selling, general and administrative
    expenses (excluding depreciation)                      --         1,036,658          3,003,380
  Depreciation and amortization                            --            56,444            178,356
  Preopening cost amortization                             --            38,932             71,520
                                                 ------------      ------------       ------------

    Operating Income (loss)                                --        (1,043,848)        (2,789,224)

Other income (expense):
  Interest income                                          --            14,964            118,608
  Interest expense                                         --            (6,856)            (1,198)
  Restructuring charges and reserves                       --          (308,411)          (158,188)
  Other, net                                               --           148,458                 --
                                                 ------------      ------------       ------------

     Net Income (loss) before
       extraordinary item                                  --        (1,195,693)        (2,830,002)

 Extraordinary items:
   Cancel Common Stock and Eliminate Deficit               --         8,704,976                 --
   Gain on Debt Discharge                                  --         1,708,738                 --
                                                 ------------      ------------       ------------

     Net Income (Loss)                           $         --      $  9,218,021       $ (2,830,002)
                                                 ============      ============       ============

Income (loss) per share                          $         --      $       2.46       $      (0.75)
                                                 ============      ============       ============

Number of shares used in calculating
  Income (loss) per share                              30,000         3,752,500          3,752,500
                                                 ============      ============       ============

See accompanying notes to condensed financial statements.

                             2Connect Express, Inc.
                        Condensed Statement of Cash Flows
   For the 1 Week Ended October 31, 1998, the 38 Weeks Ended October 26, 1998,
                     And the 39 Weeks Ended October 31, 1997
                                   (Unaudited)



                                                                  For the 1 Week   For the 38 Weeks  For the 39 Weeks
                                                                       Ended           Ended               Ended
                                                                 October 31, 1998 October 26, 1998   October 31, 1997
                                                                     Successor      Predecessor        Predecessor
                                                                 ---------------- ----------------   ----------------
Cash flows from operating activities:

Net Income (loss)                                                    $      --      $  9,218,021       $ (2,830,002)
Adjustments to reconcile net Income (Loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                             --            56,444            233,071
  Preopening cost amortization                                              --            38,932             16,805
  Changes in assets & liabilities:
     Accounts receivable                                                    --           350,296           (260,154)
     Inventory                                                              --         1,277,913         (1,920,731)
     Prepaid expenses & other assets                                        --           162,382           (319,071)
     Accounts payable - prepetition                                         --          (301,148)           640,897
     Accounts payable - postpetition                                        --           (61,267)                --
     Accrued expenses                                                       --           (95,136)           221,472
     Accrued landlord claims                                                --          (162,364)                --
     Accrued employee contract claims                                       --           (53,952)                --
     Accrued other bankruptcy claims                                        --           (16,541)                --
                                                                     ---------      ------------       ------------
       Net cash provided by (used in) operating activities                  --        10,413,580         (4,217,713)
                                                                     ---------      ------------       ------------

Changes due to reorganization activities:
  Extraordinary gain on debt discharge                                      --        (1,708,738)                --
  Cash transferred to escrow agent for claims settlement                    --          (262,105)                --
  Liabilities assumed by Sterne Agee and Leach                              --            10,838                 --
  Issuance of new Common Stock                                              --           165,951                 --
  Cancellation of Common Stock and Deficit Elimination                      --        (8,704,976)                --
                                                                     ---------      ------------       ------------
    Net changes due to reorganization activitues                            --       (10,499,030)                --
                                                                     ---------      ------------       ------------

Cash flows from investing activities:
  Capital expenditures                                                      --          (175,000)        (1,631,884)
  Loss on closed store assets and reserve for asset liquidations            --           337,556                 --
                                                                     ---------      ------------       ------------
    Net cash provided by investing activities                               --           162,556         (1,631,884)
                                                                     ---------      ------------       ------------

Cash flows from financing activities:
  Decrease in notes payable - DIP facility                                  --          (275,000)                --
  Net proceeds from issuance of common stock                                --                --          5,358,631
  Increase (decrease) in long-term debt                                     --           (20,174)            12,012
                                                                     ---------      ------------       ------------
    Net cash provided by (used in) financing activities                     --          (295,174)         5,370,643
                                                                     ---------      ------------       ------------

    Net increase (decrease) in cash and cash equivalents                    --          (218,068)          (478,954)

Cash and cash equivalents, beginning of period                              --           218,068          1,449,167
                                                                     ---------      ------------       ------------

Cash and cash equivalents, end of period                             $      --      $         --       $    970,213
                                                                     =========      ============       ============




See accompanying notes to condensed financial statements.

                             2CONNECT EXPRESS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1) BASIS OF PRESENTATION

         The accompanying unaudited interim condensed financial statements have been prepared in conformity with instructions to Form 10-QSB, and therefore, do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain items included in these statements are based upon management estimates. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals, reserves and restructuring reserves) necessary for fair presentation. The results of operations for the three months and nine months ended October 31, 1998 are not necessarily indicative of the operating results expected for the fiscal year ending January 30, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 1998. Such financial statements for fiscal year ended January 31, 1998 have not yet been issued, as the audit of such financial statements has not been completed due to the Company's bankruptcy filing.

2) NET (PROFIT) LOSS PER COMMON SHARE

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

5) LEASE OBLIGATIONS

         (a) Operating Leases:

         The Company had entered into eleven (11) non-cancelable operating leases for store locations, corporate office and security equipment as of January 31, 1998. The Company filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code on January 12, 1998, and subsequent to the filing closed all but one of its' retail stores, relocated its' corporate office to smaller space on a month to month basis, terminated all leases for security equipment except for the one store which continued to operate, and rejected all such leases. Only the retail store at Coral Square Mall, Coral Springs, Florida remains open, operating under a Management Agreement with Bobby Allison Cellular Systems of Florida, Inc. ("Bobby Allison") effective June 18, 1998, whereby Bobby Allison is responsible for the operations of this store including all expenses related thereto, and is entitled to all resulting profits (losses).

Minimum future rental payments for all non-cancelable operating leases consist of the following:

Year ending
the Saturday closest
to January 31
--------------------

1999....................................................... $   13,594
2000.......................................................     54,374
2001.......................................................     57,882
2002.......................................................     57,882
2003.......................................................     57,882
Thereafter.................................................    242,052
                                                            ----------
                                                            $  483,666
                                                            ==========


6) RESTRUCTURING AND BANKRUPTCY FILING
    ---------------------------------------------------------------

         On January 12, 1998, the Company filed a voluntary petition for relief ("the Filing") under chapter 11 ("Chapter 11") of title II of the United States Code ("the Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida ("the Bankruptcy Court"). In Chapter 11, the Company managed its affairs and operated its business as a debtor-in-possession and developed a reorganization plan that restructured the Company and allowed its emergence from Chapter 11. As a debtor-in-possession in Chapter 11, the Company did not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

         In accordance with the Bankruptcy Code, the Company obtained court approval for the rejection of executory contracts, including real property leases. In connection with the Company's Chapter 11 proceeding, a review was undertaken of all the Company's obligations under its executory contracts, including real property leases. All store leases and executory contracts have been rejected except for the Coral Square Mall (Coral Springs, Florida) store lease and a related lease of electronic article surveillance equipment for that store which were assumed prior to the Company's emergence from the Chapter 11 proceeding effective October 27, 1998. All re-seller agreements with service providers were not rejected, except for an agreement with a telephone service provider, which was terminated by mutual agreement between the parties.

         Subsequent to the bankruptcy filing, the Company reached an agreement with Bay Tech Investments, Inc., to provide secured debtor-in-possession financing in the form of a credit facility. The credit facility provided for borrowings dependent upon the Company's level of inventory and accounts receivable with maximum borrowings of $500,000. The agreement granted a security interest in substantially all of the Company's assets. Advances under the facility bore interest at 11%. The debtor-in-possession facility replaced a Revolving Credit Facility provided by Bay Tech Investments, Inc. which had been in existence pre-petition. At the time of the Chapter 11 petition, $275,000 was borrowed on this facility, which balance rolled over to the debtor-in-possession facility. The debtor-in-possession agreement was originally scheduled to terminate on February 29, 1998. The Company requested and received a thirty-day extension of the facility until March 28, 1998 unless further extended upon request of the borrower with such extension to be at the option of the lender. The interest rate on advances under the facility was changed to 12% for the extension period only. On March 28, 1998 the Company voluntarily paid off the balance owed on the debtor-in-possession facility plus accrued interest and did not seek extension of the facility. The Company believed that cash raised through liquidation of excess assets would provide sufficient liquidity through the anticipated date that the Company expected to emerge from the proceeding.

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

         On August 27, 1998 the Company entered into an agreement ("Agreement") with Sterne Agee whereby Sterne Agee would, as of the Effective Date of the Plan of Reorganization of the Company filed with the U.S. Bankruptcy Court, Southern District of Florida, acquire out of bankruptcy 100% of the equity interests of the Company and the Company would retain the Coral Square Mall store lease and certain store fixtures. In consideration for such acquisition, Sterne Agee would make a new value contribution to the bankruptcy estate for the benefit of the Company's creditors in the amount of $175,000, which funds were placed in escrow. To effect this transaction and in accordance with the Plan of Reorganization, as amended on August 7, 1998, upon the Effective Date, all of the current and existing Common Stock of the Company would be forever extinguished and canceled and the Company would issue new shares of Common Stock to Sterne Agee which would constitute 100% of the issued and outstanding shares. The existing shareholders of Common Stock would not retain any interest in the post-bankruptcy entity or receive any distribution from the bankruptcy estate for their extinguished and cancelled interests. The Bankruptcy Court scheduled a hearing to confirm the Plan of Reorganization for October 14, 1998 and issued an Order confirming such plan on October 16, 1998. The Effective Date of the Plan of Reorganization was October 27, 1998. Sterne Agee made the new value contribution in accordance with the Agreement.

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

         The accompanying condensed financial statements have been prepared on a limited going concern basis of accounting, after adjustments to inventory valuation and asset values that are not anticipated to be included in the merger described above, and also after adjustments to the assets to be included in the merger. The assets included in the proposed merger, which was subject to confirmation of the Plan of Reorganization by the Court, consist of one store lease and its related store fixtures, certain fixtures from nine closed stores, and a new value contribution made by Sterne, Agee & Leach, Inc. for the business. The Company's historical losses from operations, which resulted in its bankruptcy filing, partial liquidation, and the subsequent discontinuance of all retailing operations, raise substantial doubt about its ability to continue as a going concern. The appropriateness of using the limited going concern basis is dependent upon, among other things, (i) confirmation of a Plan of Reorganization under the Bankruptcy Code which was effective on October 27, 1998, (ii) the ability to achieve profitable operations after such confirmation and under the proposed merger with Bobby Allison, and (iii) the subsequent ability to generate sufficient cash from operations to meet its obligations. The interim financial information for the one week ended October 31, 1998 and as of October 26, 1998 and October 31, 1998 reflect application of the principles of "Fresh Start" reporting in accordance with SOP 90-7, as discussed below.

(7)      REORGANIZATION

         On January 12, 1998 the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). From that time until October 27, 1998, the Company operated its business as debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). On October 27, 1998 (the "Effective Date"), the Company emerged from reorganization proceedings under Chapter 11 pursuant to the confirmation order entered on October 16, 1998 by the Bankruptcy Court confirming the Second Amended Plan of Reorganization dated August 7, 1998 (the "Amended Plan").

        The condensed financial statements of the Company during the bankruptcy proceedings (the "Predecessor Company financial statements") are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Pursuant to guidance provided by SOP 90-7, the Company adopted fresh-start reporting as of October 27, 1998, the Effective Date. Under "Fresh Start" reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values at the Effective Date (hereinafter, the term "Predecessor Company" refers to the Company prior to October 27, 1998 and the "Successor Company" refers to the Company from and after October 27, 1998). A black line has been drawn to separate the Successor Company financial statements from the Predecessor Company financial statements because the respective financial statements are those of different reporting entities which have not been prepared on a comparable basis.

       The Amended Plan provided for, among other things, on the Effective Date, settlement and payment of all allowed administrative, secured, priority tax, priority claims. Immediately thereafter, the Company (Predecessor) has and will make pro rata distribution of the remaining available cash to the holders of allowed unsecured claims, to the extent applicable, in amounts equal to their respective pro rata share of the monies, if any, after the debtor completes the objections to the claims process, which monies shall be distributed within ten days after the entry of a Final Order on the last objection to claims. The Amended Plan also provided for the termination, cancellation and extinguishment of all pre-petition equity securities in the Company (Predecessor) on the Effective Date upon payment of the new value contribution by Sterne, Agee & Leach, Inc., which would thereafter own 100% of the equity in the Company (Successor).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OPERATIONS


General

       The Company adopted the principles of fresh-start reporting as of the Effective Date to reflect the impact of the Chapter 11 reorganization. As a result of the application of fresh-start reporting, the financial condition and results of operations of the Company for dates and periods subsequent to the Effective Date will not be comparable to those prior to the Effective Date.

       The Company's financial condition as of October 27, 1998, the Effective Date, and the third quarter ended October 31, 1998 reflects the impact of the recapitalization effected pursuant to the Amended Plan and the elimination of all retailing operations with the exception of one store which is operated under a Management Agreement by and between the Company and Bobby Allison.

       The Company anticipates that it will merge with Bobby Allison, although there can be no assurance that this event will take place. Unless the merger takes place the Company will have no on-going operations.

Fresh Start Reporting

       The interim financial information for the one week ended October 31, 1998 and as of October 26, 1998 and October 31, 1998 included in the financial information herein reflects the effectiveness of the Amended Plan and the application of the principles of "Fresh Start" reporting in accordance with SOP 90-7, which provides guidance for financial reporting by Chapter 11 debtors during and upon emergence from Chapter 11 cases. SOP 90-7 is applicable because the Company's pre-reorganization shareholders received none of the reorganized Company's newly issued Common Stock and the enterprise value of the reorganized Company is less than the total of all pre-petition allowed claims and post-petition liabilities. Accordingly, such interim financial information is not comparable to the Company's historical financial information included elsewhere herein.

       In adopting "Fresh Start" reporting, the Company was required to determine its enterprise value, which represents the fair value of the entity before considering its liabilities. The enterprise, or reorganization, value used as a basis for the "Fresh Start" reporting was determined to be $175,000, the new value contribution, based on the assumptions that (a) the fixtures acquired through the new value contribution have a market value as "used" retail fixtures of approximately $175,000; (b) the assumed lease is at market rental rates and has no incremental value; (c) the business has no on-going value unless it is subsequently merged with another operating entity that can utilize the assets of the Company.

       Estimates of value do not purport to be appraisals or necessarily reflect the values which may be realized if the assets are sold. The estimates of value represent hypothetical reorganization values of the Company as the continuing owner of its business and assets. Such estimates reflect only the assumptions above and do not purport to reflect or constitute appraisals, liquidation values or estimates of the actual market value that may be realized through the sale of any securities to be issued pursuant to the Amended Plan, which may be significantly different than the amounts set forth herein.

       "Fresh Start" accounting adjustments have been made to reflect the estimated adjustments necessary to adopt "Fresh Start" reporting in accordance with SOP 90-7. "Fresh Start" reporting requires that the reorganization value of the Company be allocated to its assets in conformity with Accounting Principles Bulletin opinion No. 16, "Business Combinations", for transactions reported on the basis of the purchase method. Any reorganization value greater than the fair value of specific tangible or identified intangible assets is to be included on the Balance Sheet as Reorganization Value in Excess of Amount Allocable to Identifiable Assets and amortized over time.

        The effect of the Amended Plan of Reorganization and Fresh Start reporting on the Company's balance sheet as of October 27, 1998 is as follows ($ in thousands):

                             2CONNECT EXPRESS, INC.
                    Debt Discharge and Fresh Start Accounting
                      October 26, 1998 and October 27, 1998
                                   (Unaudited)

                                                                      ADJUSTMENTS TO REFLECT CONSUMMATION OF THE PLAN
                                                                          -----------------------------------------
                                                           OCTOBER 26,       DEBT        CANCELLATION       FRESH      OCTOBER 27,
                                                              1998         DISCHARGE       OF STOCK         START         1998
                                                           PREDECESSOR        (A)            (B)             (C)        SUCCESSOR
                                                           ------------   ------------    ----------     ------------  ------------

                            ASSETS

Current Assets
  Cash                                                     $    262,105   $   (262,105)   $         --   $         --  $         --
  Accounts Receivable, net of reserves                               --             --              --             --            --
  Inventory, net of reserves                                         --             --              --             --            --
  Prepaid Expenses & Other Current Assets                            --             --              --             --            --
                                                           ------------   ------------    ------------   ------------  ------------
    Total Current Assets                                        262,105       (262,105)             --             --            --

Property & Equipment, Net                                            --             --              --        175,000       175,000
Other Assets                                                      1,789         (1,789)             --          1,789         1,789
                                                           ------------   ------------    ------------   ------------  ------------

TOTAL ASSETS                                               $    263,894   $   (263,894)   $         --   $    176,789  $    176,789
                                                           ============   ============    ============   ============  ============

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable - Prepetition                           $    700,010   $   (700,010)   $         --   $         --  $         --
  Accounts Payable - Postpetition                                22,454        (22,454)             --             --            --
  Notes Payable                                                      --             --              --             --            --
  Accrued Expenses & Other Current Liabilities                   65,573        (65,573)             --             --            --
  Accrued Landlord Claims                                       619,462       (619,462)             --             --            --
  Accrued Employee Contract Claims                              486,863       (486,863)             --             --            --
  Accrued Other Bankruptcy Claims                                67,432        (67,432)             --             --            --
  Current Maturities of long-term Debt                            2,967         (2,967)                         2,967         2,967
                                                           ------------   ------------    ------------   ------------  ------------
    TOTAL CURRENT LIABILITIES                                 1,964,761     (1,964,761)             --          2,967         2,967

OTHER LIABILITIES
  Long-term Debt & Capital Leases                                 7,871         (7,871)                         7,871         7,871
                                                           ------------   ------------    ------------   ------------  ------------
    TOTAL LIABILITIES                                         1,972,632     (1,972,632)             --         10,838        10,838
                                                           ------------   ------------    ------------   ------------  ------------

SHAREHOLDERS' EQUITY
  Common Stock ($.01 par value.  Authorized
       25,000,000 Shares, Issued & Outstanding
       3,752,500 shares at January 31, 1998;                     37,525                        (37,525)           300           300
       Authorized 25,000,000 Shares, Issued &
       Outstanding 30,000 shares at October 31, 1998)         8,667,451             --      (8,667,451)       165,651       165,651
  Paid-In-Capital
  Retained Deficit                                          (10,413,714)     1,708,738       8,704,976             --            --
                                                           ------------   ------------    ------------   ------------  ------------
    TOTAL SHAREHOLDERS' EQUITY                               (1,708,738)     1,708,738              --        165,951       165,951
                                                           ------------   ------------    ------------   ------------  ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $    263,894   $   (263,894)   $         --   $    176,789  $    176,789
                                                           ============   ============    ============   ============  ============



Factors That May Affect Future Results

        As stated above, pursuant to the Agreement, Sterne Agee acquired out of bankruptcy 100% of the equity interests of the Company (Successor) and all previous Common Stock of the Company (Predecessor) was forever extinguished and cancelled. Consequently, the previous shareholders did not participate in the Company's (Successor) future, and the Company's (Successor) future results are therefore immaterial to the previous shareholders. The Management Discussion and Analysis below is primarily historical.

Results of Operations

        The Company (Predecessor) emerged from its Chapter 11 bankruptcy proceeding on October 27, 1998, the Effective Date. As described above, at the Effective Date the equity interest in the Company (Successor) was sold to Sterne Agee in consideration for the new value contribution that will be disbursed to creditors by the disbursing agent. The Company (Successor), after the Effective Date, has no operations and only has retained a store lease, a lease on electronic article surveillance equipment and store fixtures which are located in the aforementioned store or in storage. The leased store is being operated under a Management Agreement by Bobby Allison, which retains all profits and losses related to the operations of that store.

         The day prior to the Effective Date, on October 26, 1998, the Company (Predecessor) recorded an extraordinary gain on debt discharge comprised of the following elements:

                      2Connect Express, Inc. (Predecessor)
                Analysis of Extraordinary Gain on Debt Discharge
                             As of October 26, 1998



Elements of Extraordinary Gain on Debt Discharge:               Amount

Cash transferred to Disbursing Agent                         $  (262,105)
Security deposits assumed by Successor                            (1,789)
Accounts payable - pre petition                                  700,010
Accounts payable - post petition                                 (16,710)
Accrued expenses                                                  39,164
Accrued landlord lease rejection claims                          619,462
Accrued employment contract claims                               486,863
Accrued other bankruptcy claims                                  133,005
Liabilities (capital lease) assumed by Successor                  10,838
                                                             -----------
  Extraordinary gain on debt discharge                       $ 1,708,738
                                                             ===========



           The Company (Successor) did not have any operating activity after the Effective Date to the end of the third quarter ended October 31, 1998. Consequently, to facilitate a meaningful discussion of results of operations of the Company (Predecessor), the information presented below does not include the period from October 27, 1998 through October 31, 1998.

         The Company's (Predecessor) net sales for the twelve weeks ended October 26, 1998 were $6,515 versus $1,163,694 during the thirteen week third quarter ended October 31, 1997. The Company (Predecessor) operated approximately
6.4 stores during the third quarter last year. The Company (Predecessor) commenced operation of its first store on December 6, 1996 and subsequently opened two stores in April 1997, three stores in August 1997, two stores in September 1997 and two stores in November 1997. The Company (Predecessor) closed its five worst performing stores immediately upon its bankruptcy filing on January 12, 1998 and operated five stores at January 31, 1998. During the twelve weeks ended October 26, 1998 the Company (Predecessor) did not operate any stores. The Company's (Predecessor) only remaining leased store in Coral Springs, Florida was operated starting June 18, 1998 by

Bobby Allison under a Management Agreement in which Bobby Allison is responsible for management and all resulting profits (losses).

           The Company's (Predecessor) net sales for the thirty-eight weeks ended October 26, 1998 were $878,730 versus $2,411,797 during the nine months (thirty-nine weeks) ended October 31, 1997. The Company (Predecessor) operated
1.5 equivalent full-time stores in the first thirty-eight weeks of 1998 versus
3.5 equivalent full-time stores during the thirty-nine 1997 period. In the first nine months of 1998 the Company (Predecessor) conducted inventory clearance and liquidation sales at steep discounts and then sold remaining inventory and defective merchandise which had been returned by customers in two public auctions conducted by Stampler Auctions in April 1998. The first such auction consisted of first quality merchandise and generated proceeds of $300,000 while the second auction, consisting of customer returns, generated proceeds of $34,500.

         Gross profit for the twelve weeks ended October 26, 1998 was $6,487 (99% to sales) versus gross profit in the prior year third quarter (thirteen weeks) ended October 31, 1997 of $190,858 (16.4% to sales). The gross profit in the twelve weeks ended October 26, 1998 was due primarily to residual income on previous sales of cellular plans and sales of small quantities of merchandise taken as payment from vendors for credits issued by the vendors for returned defective goods. The lower gross profit percent in the last year third quarter ended October 31, 1997 was due to price driven promotional activity related to new store openings and efforts to increase sales volume in previously opened stores.

         Gross profit for the thirty-eight weeks ended October 26, 1998 was $88,186 (10% to sales) versus $464,032 (19.2%) for the thirty-nine week period last year ended October 31, 1997. The lower gross profit dollars and percent in 1998 was due to the aforementioned retail store clearance sales and public auctions, and reduced store count. The auction sales returned approximately 30% of the merchandise inventory cost value and enabled to Company (Predecessor) to immediately eliminate expenses of operating the stores where the inventory was housed and allowed the Company (Predecessor) to reject those store leases. The gross margin of 19.2% for the nine months (thirty-nine weeks) ended October 31, 1997 was adversely affected by grand opening promotions in connection with opening of two stores during April 1997 and four stores in the third quarter of 1997 and heavy promotional advertising intended to create store awareness and garner market share. In the first nine months (thirty-nine weeks) of 1997 the Company (Predecessor) priced its products at or below competition and used customer incentives to increase sales, which lowered average selling price per unit and gross margin.

         Selling, general and administrative expenses ("SG&A"), excluding depreciation and amortization, for the twelve weeks ended October 26, 1998 was $99,596 versus $1,372,303 (117.9% to sales) during the thirteen week third quarter last year ended October 31, 1997. The decrease in SG&A expenses was due to having no stores in operation during the twelve weeks ended October 26, 1998 and reduction of corporate expenses and personnel to skeleton levels. SG&A expenses for the thirty-eight weeks ended October 26, 1998, excluding depreciation and amortization, was $1,036,658 (118% to sales) versus $3,003,380 (124.5% to sales) for the last year thirty-nine weeks ended October 31, 1997. The 1998 SG&A expenses included store closing expenses and expenses related to the movement of merchandise from closed stores to operating stores and movement of store fixtures and equipment to a warehouse awaiting subsequent sale. After conducting the aforementioned auctions in April 1998, the Company (Predecessor) reduced personnel headcount to five persons, including management, in its Coral Springs store, prior to the effective date of the Management Agreement, and initially to four and then to two in the corporate office. The 1997 SG&A expenses included all management functions which had been anticipated for the support of rapid store count growth and personnel used in the start-up of telemarketing and direct outside sales functions.

         Depreciation, amortization and amortization of pre-opening costs for the twelve weeks ended October 26, 1998 was -0- versus $158,890 for the prior year thirteen week third quarter ended October 31, 1997. The decrease was due to the sale and write-off of fixed assets and pre-opening expenses in connection with the Company's (Predecessor) bankruptcy filing. Depreciation, amortization and amortization of pre-opening costs for the thirty-eight weeks ended October 26, 1998 was $95,376 versus $249,876 for the thirty-nine weeks last year ended October 31, 1997.

         Net interest income (expense) for the twelve weeks ended October 26, 1998 was $5,276 versus $53,400 in the thirteen week prior year third quarter ended October 31, 1997. For the thirty-eight weeks ended October 26, 1998 net interest income (expense) was $8,108 versus $117,410 in the thirty-nine week period ended October 31, 1997. The net interest income was due to available cash for short-term investments due to asset liquidations in 1998 and the excess proceeds of the Company's (Predecessor) initial public offering versus cumulative expenditures during first thirty-nine weeks of 1997.

         Restructuring charges and reserves in the twelve weeks ended October 26, 1998 were ($45,451) versus ($158,188) in the last year thirteen week third quarter ended October 31, 1997. The net restructuring charges and reserve adjustments included adjustments to previously established store closing accruals, reserves for the disposition of assets and recoveries of accounts receivable. Net restructuring charges, reserves and adjustments for the thirty-eight weeks ended October 26, 1998 were ($159,953) versus ($158,188) in the last year thirty-nine weeks ended October 31, 1997. The net expenses recorded in 1998 included write-down to realized proceeds of merchandise inventory and equipment sold to Bobby Allison under the aforementioned Merger Agreement, assets (store selling fixtures) sold to Sterne Agee under the Agreement dated August 27, 1998 and legal fees related to the Company's (Predecessor) bankruptcy proceeding in excess of retainers previously paid to the Company's (Predecessor) securities counsel, general and bankruptcy counsel and professionals employed by the creditor's committee in the bankruptcy case.

        Net loss before extraordinary items for the twelve weeks ended October 26, 1998 was ($133,374) versus ($1,445,123) for the last year thirteen week third quarter ended October 31, 1997. The net loss before extraordinary items was due to the shutdown of the Company's (Predecessor) retailing operations. Although the Company (Predecessor) closed all of its stores and reduced corporate headcount to skeleton levels, the Company (Predecessor) incurred costs, expenses and losses until it emerged from bankruptcy. Net loss before extraordinary items for the thirty-eight weeks ended October 26, 1998 was ($1,195,693) versus ($2,830,002) for the last year thirty-nine weeks ended October 31, 1997. The 1998 loss was primarily due to losses sustained in the liquidation of assets in the bankruptcy proceeding, expenses to conduct the liquidations and manage the affairs of the Company (Predecessor) during the bankruptcy. The 1997 loss was primarily due to store operating losses, promotional expenses and corporate expenses which had been established in anticipation of future store count growth.

         The Company (Predecessor) recorded, at the Effective Date, extraordinary items consisting of a gain on debt discharge and the cancellation and extinguishment of common stock and elimination of deficit in the amounts of $1,708,738 and $8,704,976, respectively, under Fresh Start reporting.

FINANCIAL CONDITION AND LIQUIDITY

         The Company (Predecessor) paid through its disbursing agent, or transferred to its disbursing agent for the subsequent payment of claims, all of the Company's (Predecessor) cash at the Effective Date, including the new value contribution received from Sterne, Agee & Leach, Inc. for the Company's (Predecessor) equity and selected assets remaining at the Effective Date, which included one store lease, fixtures and leased electronic article surveillance equipment in that store and fixed assets in storage from nine previously closed stores.

         The Company (Successor) had no cash as of the Effective Date.

         The Company (Predecessor) decreased its cash position by $735,749 during the third quarter ended October 26, 1998 (the day prior to the Effective
Date) from quarter ended August 1, 1998, and by $218,068 for the thirty eight weeks from fiscal year ended January 31, 1998 to October 26, 1998. During that thirty-eight week period the Company (Predecessor) repaid its $275,000 borrowings under its debtor-in-possession credit facility and accumulated cash primarily due to the liquidation of excess merchandise inventory and inventory from stores which were closed during the bankruptcy proceeding, the sale of excess corporate office furniture and fixtures no longer required due to downsizing and cessation of operations, settlement of a contractual dispute with a previous cellular service provider whose plans were sold in the Company's (Predecessor) retail stores, the collection of accounts receivable and $175,000 from the new value contribution of Sterne Agee under the aforementioned Agreement. All of the Company's (Predecessor) excess cash at the Effective Date of the Plan of Reorganization was paid to creditors by the disbursing agent after confirmation of the Company's (Predecessor) Plan of Reorganization by the court or transferred to the disbursing agent of the Company (Predecessor) for payment to creditors after a Final Order is issued on the last objection to claims. Also, at the Effective Date, all of the Common Stock of the Company (Predecessor) was forever extinguished and cancelled and the Company (Successor) issued new shares of Common Stock to Sterne Agee, which now constitutes 100% of the issued and outstanding shares. The shareholders of Common Stock of the Company (Predecessor) did not retain any interest in the post-bankruptcy entity or receive any distribution from the bankruptcy estate for their extinguished and cancelled interests.

          This form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-QSB and located elsewhere herein regarding the Company's financial position and business strategy may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to be accurate.


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits


          - Exhibit 1 - Debtor's Amended Plan of Reorganization filed June 24,
                        1998

          - Exhibit 2 - Second Amended Disclosure Statement for Amended Plan of
                        Reorganization filed June 24, 1998

          - Exhibit 3 - First Modification to Amended Plan of Reorganization
                        dated August 7, 1998

          - Exhibit 4 - First Modification to Second Amended Disclosure
                        Statement dated August 7, 1998

          - Exhibit 5 - Second Modification to Amended Plan of Reorganization
                        filed August 28, 1998

          - Exhibit 6 - Amended and Restated Articles of Incorporation for
                        2Connect Express, Inc., Filed December 1, 1998

          (b) Reports on Form 8-K. Reports on Form 8-K have been filed during the quarter ended October 31, 1998:

       Date of Report             Date of Filing         Description
       --------------             --------------         -------------
       August 17, 1998            August 18, 1998        Debtor's Monthly Financial Report
                                                         (Business) for the period
                                                         from July 5, 1998 to August 1, 1998.

       August 27, 1998            September 1, 1998      Agreement by and between 2Connect
                                                         Express, Inc. and Sterne,
                                                         Agee & Leach, Inc. dated August 27, 1998

       September 15, 1998         September 25, 1998     Debtor's Monthly Financial Report
                                                         (Business) for the period from August 2, 1998
                                                         to August 29, 1998.




       October 12, 1998           October 26, 1998       Debtor's Monthly Financial Report
                                                         (Business) for the period
                                                         from August 30, 1998 to October 3, 1998.

       November 15, 1998          November 18, 1998      Debtor's Monthly Financial report (Business)
                                                         for the period from October 4, 1998 to
                                                         October 31, 1998.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       2CONNECT EXPRESS, INC.
                                       (Registrant)

Date: December 11, 1998                /s/ James S. Holbrook, Jr.
                                       ---------------------------------------
                                       James S. Holbrook, Jr., Chairman of the
                                       Board and Chief Executive Officer