Form 10QSB/A
period 1998-10-31
2CONNECT EXPRESS INC
filed 1999-01-08
CIK 1021294

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               AMENDMENT NO. 1 FORM 10-QSB FILED DECEMBER 11, 1998

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


                             2CONNECT EXPRESS, INC.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


         FLORIDA                                              65-0674664
-------------------------------                            ----------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


2055 LAKE AVENUE, S.E., SUITE A, LARGO, FL                   33771-3738
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


Issuer's Telephone Number, Including Area Code          (813) 584-7902


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes [ ]   No   [X]

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share, 30,000 shares outstanding as of December 11, 1998.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]

         This amendment to the Registrant's Form 10-QSB for the fiscal quarter ended October 31, 1998 filed with the Commission on December 11, 1998 is being filed to include the required disclosure under Items 2 and 4 of Form 10-QSB with respect to the Amended and Restated Articles of Incorporation of the Registrant filed as an Exhibit thereto.

ITEM 2.  CHANGES IN SECURITIES

         THE FOLLOWING SUMMARY OF THE REGISTRANT'S AMENDED AND RESTATED ARTICLES AND THE RIGHTS AND PREFERENCES OF THE PREFERRED STOCK AND COMMON STOCK AUTHORIZED THEREIN SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE REGISTRANT'S AMENDED AND RESTATED ARTICLES ATTACHED AS AN EXHIBIT TO THE REGISTRANT'S FORM 10-QSB FILED DECEMBER 11, 1998.

GENERAL

         On December 1, 1998, the Registrant filed its Amended and Restated Articles of Incorporation ("Restated Articles") in anticipation of the proposed merger ("Merger") with Bobby Allison Cellular Systems of Florida, Inc. ("Bobby Allison") by which Bobby Allison was to be merged with and into 2Connect Acquisition Corp. ("Acquisition"), a wholly-owned subsidiary of the Registrant. Bobby Allison's capital structure included three series of preferred stock and one class of common stock. The Merger Agreement for the proposed Merger required that, prior to the Merger, the Registrant file the Restated Articles to authorize three classes of preferred stock substantially similar to the preferred stock authorized and issued by Bobby Allison for issuance pursuant to the Merger. At the time of the filing of the Restated Articles (December 11, 1998) and the Merger (December 31, 1998), Bobby Allison had outstanding 15 shares of 7.5% Series A Convertible Preferred Stock, 50 shares of 7.5% Series B Convertible Preferred Stock and 4,000 shares of common stock. Bobby Allison also had authorized shares of 7.5% Series C Convertible Preferred Stock but none outstanding.

         Pursuant to the Merger Agreement, the Registrant filed the Restated Articles authorizing 20 shares of 7.5% Series A Convertible Preferred Stock of the Registrant, par value $1.00 per share ("Series A Preferred Stock"), 50 shares of 7.5% Series B Convertible Preferred Stock of the Registrant, par value $1.00 per share ("Series B Preferred Stock"), 250 shares of 7.5% Series C Convertible Preferred Stock, par value $1.00 per share ("Series C Preferred Stock") and 25,000,000 shares of common stock, par value $.01 per share ("Common Stock"). Hereinafter, the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock shall be collectively referred to as the "Preferred Stock".

         The following paragraphs describe the rights and preferences of the Preferred Stock. Also, for a description of the Merger, see the Registrant's Form 8-K filed on January 8, 1999.

DIVIDENDS

         The holders of Preferred Stock are entitled to receive, out of funds legally available therefor, dividends per share at the annual rate of 7.5% based upon the initial purchase price of each share of Preferred Stock. At the time of the Merger each of the outstanding shares of Bobby Allison preferred stock were issued in consideration of the payment of cash or the extinguishment of debt in the amount of $25,000 per share. Consequently, pursuant to the Merger, the Registrant now has issued 15 shares of Series A Preferred Stock and 50 shares of Series B Preferred Stock, each with a face value of $25,000. As a result, the Registrant is currently obligated to pay, out of legally available fund therefor, $121,875 in dividend payments. This would be increased by the issuance of Series C Preferred Stock.

         No dividends shall be paid to holders of Common Stock unless all accrued dividends on the Preferred Stock have been paid. In the event that there is insufficient legally available funds to pay all dividends on the Preferred Stock, then the Registrant shall first pay all accrued dividends pro rata on the Series A Preferred Stock and Series B Preferred Stock. If there are sufficient funds to pay all of the dividends on the Series A Preferred Stock and Series B Preferred Stock, then and remaining funds shall be paid pro rata to the holders of Series C Preferred Stock.


LIQUIDATION PREFERENCE

         Upon any liquidation, dissolution or winding-up of the Registrant, distribution of the assets of the Registrant shall be made in the following order: (i) to the holders of Series A Preferred Stock, an amount equal to the initial purchase price plus accrued but unpaid dividends; (ii) to the holders of Series B Preferred Stock, an amount equal to the initial purchase price plus accrued but unpaid dividends; (iii) to the holders of the Series C Preferred Stock, an amount equal to the initial purchase price plus accrued but unpaid dividends; and (iv) pro rata to the holders of the Preferred Stock and Common Stock.

CONVERSION RATIO

         Each share of Preferred Stock is convertible into 4,166 shares of Common Stock ("Conversion Ratio"). Consequently, the conversion price is dictated by the initial purchase price. With regard to the outstanding Series A Preferred Stock and Series B Preferred Stock, the initial purchase price was $25,000 per share which corresponds to a conversion price of $6.00 per share of Common Stock.

         The 15 outstanding shares of Series A Preferred Stock is convertible into a total of 62,490 shares of Common Stock. The 50 outstanding shares of Series B Preferred Stock is convertible into a total of 208,300 shares of Common Stock. There is no outstanding Series C Preferred Stock.

         The Restated Articles provide that the Conversion Ratio shall be adjusted for various corporate actions of the Registrant to protect the holders of the Preferred Stock against dilution, including, but not limited to, stock splits, stock dividends, mergers, reorganization and recapitalizations. The Conversion Ratio shall also be adjusted for the sale of any shares of Common Stock at a price of less than the conversion price, i.e., $6.00 per share in the case of the outstanding Series A Preferred Stock and Series B Preferred Stock, excluding stock options granted before the filing of the Restated Articles (unless exercise price reduced) or granted pursuant to a duly adopted stock option plan for which no more than 10% of the outstanding Common Stock shall be reserved for issuance.

REDEMPTION

         To the extent the Registrant has funds legally available therefor, the Registrant shall redeem each share of Preferred Stock on that date exactly five
(5) years after the issuance of such share of Preferred Stock.

         To the extent the Registrant has funds legally available therefor, the Board of Directors of the Registrant may at any time, in its sole and absolute discretion, redeem by lot any series or portion of any series of the Preferred Stock. By lot means that the Registrant may make partial redemptions for specific groups of the Preferred Stock rather than redeeming pro rata portion of all of the Preferred Stock or a series of Preferred Stock. For example, the Registrant could redeem either the Series A Preferred Stock but not any of the Series B Preferred Stock or Series C Preferred Stock or any specific portion of a single series of Preferred Stock.

         Redeemed shares of Preferred Stock shall revert to the status of authorized but unissued and may be redesignated and reissued.

VOTING RIGHTS

         The Preferred Stock shall be generally non-voting except as specifically provided for in the Restated Articles and summarized below:

         SERIES A PREFERRED STOCK. The vote of the majority of the Series A Preferred Stock shall be required for authorization of the following : (i) the issuance of any securities ranking senior to or in parity with the Series A Preferred Stock except for commercial debt incurred in the ordinary course of business; (ii) any amendments, alterations or repeals of any provision of the Restated Articles affecting the rights or preferences of the Preferred Stock;
(iii) any consolidation or merger (unless the Registrant survives and the capital is not changed); (iv) any transaction or series of transactions in which an excess of 50% of the Registrant's voting power is transferred; (v) any reclassification or recapitalization; (vi) any dissolution, liquidation, or winding up of the Registrant; (vii) any sale of all or more than 50% of the assets of the Registrant or (viii) or any agreement to do any of the foregoing.

         SERIES B PREFERRED STOCK. The vote of the majority of the Series B Preferred Stock shall be required for authorization of the following: (i) the issuance of any securities ranking senior to or in parity with the Series B Preferred Stock except for commercial debt incurred in the ordinary course of business; (ii) any amendments, alterations or repeals of any provision of the Restated Articles affecting the rights or preferences of the Preferred Stock;
(iii) any consolidation or merger (unless the Registrant survives and the capital is not changed); (iv) any transaction or series of transactions in which an excess of 50% of the Registrant's voting power is transferred; (v) any reclassification or recapitalization; (vi) any dissolution, liquidation, or winding up of the Registrant; (vii) any sale of all or more than 50% of the assets of the Registrant or (viii) or any agreement to do any of the foregoing. Also, the Series B Preferred Stock shall have the right to elect 1/3 of the directors of the Board of Directors.

         SERIES C PREFERRED STOCK. The vote of the majority of the Series C Preferred Stock shall be required for authorization of any securities ranking senior to or in parity with the Series C Preferred Stock except for commercial debt incurred in the ordinary course of business.

         VOTING AFTER A DEFAULT. In the event that the Registrant defaults on the payment of any dividend on or redemption of any series of Preferred Stock, then that series of Preferred Stock shall become fully voting on all matters submitted to a vote of the shareholders as if fully converted into Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders during the quarter ended October 31, 1998; however, the Restated Articles described above were adopted by unanimous consent of the shareholders of the Registrant on November 17, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   2CONNECT EXPRESS, INC.
                                   -------------------------------------------
                                   (Registrant)


                                   /s/ ROBERT L. MCGINNIS
                                   ---------------------------------------------
                                   Robert L. McGinnis, Chairman of the Board
                                   and Chief Executive Officer


DATE: January 8, 1999