Form 10KSB
period 1998-12-31
BOBBY ALLISON WIRELESS CORP
filed 1999-06-02
CIK 1021294

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998, or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.

Commission File Number: 000-22251


         BOBBY ALLISON WIRELESS CORPORATION f/k/a 2CONNECT EXPRESS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


        FLORIDA                                         65-0674664
--------------------------------------------------------------------------------
(State of Incorporation                   (I.R.S. Employer Identification No.)
   or organization)


2055 LAKE AVENUE, S.E., SUITE A, LARGO, FLORIDA                   33771
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)


Securities registered pursuant to Section 12(b) of the Act:

                                    None


Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, Par Value $.01 Per Share


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]       No  [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


         State issuer's revenues for the most recent fiscal year. $8,146,369

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $0 as of May 14, 1999.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes  [ ]       No  [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 480,000 shares of Common Stock, par value $.01 per share, as of May 14, 1999.

In accordance with Rule 12b-32 of the Securities Exchange Act of 1934, exhibits from the following documents are incorporated by reference into the Index to Exhibits of this Form 10-KSB:

         (i) The Registration Statement on Form SB-2 with respect to the units of Bobby Allison Wireless Corporation f/k/a/ 2Connect Express, Inc.(Commission File No. 333-15567) is incorporated by in reference into Part III of this report.

         (ii) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Current Report on Form 8-K for the event occurring on August 27, 1998 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

         (iii) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Quarterly Report on Form 10- QSB for the quarter ended August 1, 1998 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

         (iv) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Quarterly Report on Form 10- QSB for the quarter ended October 31, 1998 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

         (v) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Current Report on Form 8-K for the event occurring on December 31, 1998 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

         (vi) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. current report on Form 8-K for the event occurring on January 7, 1999 (Commission File No. 000-22251), is incorporated in reference to Part III of this report.

         (vii) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. current report on Form 8-K for the event occurring on March 1, 1999 (Commission File No. 000-22251), is incorporated in reference to Part III of this report.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Bobby Allison Wireless Corporation (together with its subsidiary, the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company herein or which are made orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "plans," "intends," "expects," "estimated," "projection," and "outlook") including certain provisions of the Year 2000 Readiness Disclosure contained in Item 6 herein are not historical facts and accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following factors: risks associated with rapid growth, the Company's ability to successfully compete, dependence on carriers, technological change and inventory obsolescence, dependence on key personnel and other risk factors that may emerge from time to time. It is not possible for management to predict all of such factors or to assess the effect of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

         GENERAL

         Bobby Allison Wireless Corporation is a Florida corporation formerly known as 2Connect Express, Inc. (the "Company") and operates through its wholly owned subsidiary, Bobby Allison Wireless, Inc., a Florida corporation ("BAW"). Hereinafter, where appropriate, the "Company" shall also refer to the Company and BAW collectively. The Company, headquartered in Largo, Florida, is an enclosed regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer. The Company currently operates thirty (30) sales locations consisting of twenty-four
(24) in-line stores, five (5) kiosks and one (1) direct sales location under the name "Bobby Allison Cellular & Pager" and "Bobby Allison Wireless." All of the in-line stores and kiosks are located in regional malls throughout Central and South Florida. The Company is the largest independent specialty retailer of AT&T Wireless Services in Florida accounting for approximately fifteen percent (15%) of AT&T cellular activations in Florida.

         The Company's revenues are generated principally from three sources: retail sales, activation income and residual payments. Retail sales involve the sale through the Company's sales locations of cellular and pager wireless products such as phones and pagers and related accessories such as batteries, chargers, carrying cases and hands-free kits. Activation income consists of payments to the Company by applicable wireless carriers when a customer initially subscribes for the carrier's services. The amount of the activation commission paid by carriers is based upon various service plans offered by the carriers. The Company's exclusive carrier for wireless telephone services is AT&T Wireless Services. Activation Commissions from AT&T Wireless Services represented approximately 51% of the Company's revenue and approximately 75% of the Company's accounts receivables in the year ended December 31, 1998. The Company sells pager services for several carriers. The Company receives residual payments on pager services only. Pager residual payments are received for the pager airtime that the Company buys wholesale from paging carriers and then resells to individuals and small businesses.

         The Company does not currently offer any personal communication systems ("PCS") services due to its exclusive carrier agreement with AT&T Wireless Services in the State of Florida. The Company is, however, currently negotiating with malls to expand its operations into the State of Georgia and expects to open its first store outside of the State of Florida in Atlanta, Georgia in June of 1999. At such time, the Company will be able to and plans to offer PCS as well as cellular service in the State of Georgia.

         The Company was incorporated as "2Connect Express, Inc." and operated as a one-stop specialty retailer of communication-related products and services under the name "2Connect, America's Total Communication Store"and was an authorized dealer for, among others, BellSouth Mobility. In January of 1998, the Company filed a voluntary petition for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court, Southern District of Florida and closed nine (9) of its ten
(10) stores leaving in operation only its Coral Square Mall location. The Company emerged from bankruptcy on October 27, 1998 after confirmation of its Plan of Reorganization and entering into an agreement to merge with Bobby Allison Cellular Systems of Florida, Inc. a/k/a Bobby Allison Cellular and Pager, a Florida corporation and specialty retailer of wireless communications products and services ("BAC"). Effective December 31, 1998, BAC merged with and into BAW which was then known as 2Connect Acquisition Corp. and formed as a subsidiary of the Company for the sole purpose of the merger. As of the time of the merger, BAC had approximately twenty-three (23) regional mall-based in-line stores and kiosks and operated the Company's location at Coral Square Mall pursuant to a Management Agreement. Consequently, immediately after the merger, the Company (as combined with BAC) grew from one (1) to twenty-four (24) regional mall-based in-line stores and kiosks making the Company again operational. As a result of the merger, the two shareholders of BAC (i) received approximately seventy-three percent (73%) of the outstanding common stock of the Company, par value $.01 per share ("Common Stock"), but which, assuming conversion of all of the Company's outstanding convertible preferred stock and the exercise of all outstanding stock options, would be diluted to just slightly below fifty percent (50%), (ii) became two of the three members of the Board of Directors and (iii) became the executive officers of the Company. For a detailed description of the Company's history and the bankruptcy, please see "History of the Company", "History of Bobby Allison" and "The Merger" below.

         BUSINESS STRATEGY AND CONCEPT

         BAC developed a business strategy which has been adopted by the Company which focuses upon opening its sales locations in highly trafficked regional malls which are simply designed & operated as well as developing partnerships with top quality, well-established and well-known hardware and service providers. To effect this strategy, BAC, and now the Company, have done the following:

         o REGIONAL MALL LOCATIONS. The Company's sales locations are conveniently located in high traffic regional malls. The Company uses in-line stores and kiosks for maximum flexibility to place stores in the best enclosed regional malls and the best possible locations within those malls.

         o ONE-STOP WIRELESS SHOPPING. The Company provides its customers with cellular and pager service plans from leading manufacturers along with a wide array of related products and accessories.

         o AT&T WIRELESS SERVICES AFFILIATION. The Company believes that its wireless partnership with AT&T Wireless Services provides customers with the best quality service in the industry at attractive values, including its single rate plans without long distance and roaming charges. AT&T Wireless Services also currently offers one of the best geographic coverages in the U.S. AT&T Wireless Services is the Company's exclusive carrier in the State of Florida. However, upon expansion outside of Florida into states such as Georgia, the Company will be able to and plans to offer more than one service plan including
                  PCS service.

         o QUALITY STORE SERVICE. The Company seeks to attract and retain customers through its high quality service and product knowledge about its services and products.

         o EFFECTIVE STORE DESIGN AND LAYOUT. The Company's stores are designed for visual appeal and functionality in terms of product presentation and customer service. The presentations allow customers to sample products and services and to be instructed by sales personnel in the use and application of the Company's products and services.

         o QUALITY PERSONNEL. The Company attracts, develops and motivates its associates through competitive compensation, incentives, training, career path management and advancement opportunity.

         o SALES LOCATION EXPANSION. The Company plans to continue to expand in the State of Florida and to expand into the State of Georgia. The Company is currently negotiating with malls in Atlanta, Augusta, Macon, Albany and Savannah, Georgia. The Company expects to open its first store outside of the State of Florida in Atlanta, Georgia in June of 1999. The Company has no immediate plans to expand in other states at this time but is currently investigating opportunities in North Carolina and South Carolina. The Company's expansion plans are depended upon, among other things, obtaining additional financing in the form of either debt or equity. The Company has not currently obtained or identified any such financing. Consequently, there is no assurance that the Company will be able to obtain any additional financing or, if available, that such financing will be available on terms acceptable to the Company. Consequently, the Company may be unable to complete its expansion plans or such plans may be substantially delayed.

         INDUSTRY OVERVIEW

         The wireless communications industry has grown substantially in recent years. Cellular telephone service has been one of the fastest growing markets within the industry. From the inception of the cellular phone industry in 1983 until the end of 1997, the number of U.S. cellular subscribers has grown to approximately 55 million. However, although having grown at an annual compound rate of 41%, the national cellular subscriber base only reflects an average market penetration of 20.4% based on the U.S. population. In 1996, PCS wireless services were introduced in selected regions of the U.S., which resulted in approximately 300,000 subscribers by year end. Paul Kagan Associates, Inc. projects that by the year 2000 the number of cellular and PCS subscribers in the U.S. will reach approximately 89 million. The Company currently only offers cellular service due to its exclusive relationship with AT&T Wireless Services in Florida but will be able to and plans to offer PCS service at such time as the Company expands into other states such as the State of Georgia. See "-Carrier Agreements" and "-Business Strategy and Concept."

         The industry has seen a shift in the distribution of cellular and wireless services, products and accessories in the United States. For many years, cellular and wireless products and services were distributed to consumers directly through telemarketing, direct mail, direct sales forces and, to a lesser extent, carrier-owned retail outlets. As wireless services and products have become more affordable, the market has expanded significantly and shifted to a broader consumer base, which purchases for, among other reasons, convenience and security purposes.

         TYPICAL RETAIL TRANSACTIONS

         o CELLULAR. In a typical cellular retail transaction, a customer subscribes for service with AT&T Wireless Services and purchases a telephone for which there is a gross profit of approximately 30-40% to the Company. The Company supplements its cellular phone sales with wireless accessories, such as batteries, chargers, carrying cases and hands-free kits, which generate an average gross margin of approximately 75% for the Company. Prior to October of 1998, the Company paid AT&T Wireless Services a high price for a wireless telephone which was then sold at a loss by the Company. However, such loss was converted into a profit by a substantial activation commission. Since October 1998, however, AT&T Wireless Services has changed its policy and now sells the Company wireless telephones at a lower price resulting in a gross profit on wireless telephone sales of, as stated above, approximately 30-40% but then has correspondingly reduced activation commissions. The resulting effect is a decrease in revenue and an offsetting decrease in cost of goods sold resulting in no material effect to gross profit or net income. See "Management's Discussions and Analysis or Plan of Operation-Sources of Revenue."

         o PAGING. In a typical paging retail transaction, the customer buys a pager and three months of service for one price. Alternatively, a customer can simply purchase a pager at full retail price. In each case, the customer's initial payment exceeds the cost of the pager.

         ADVERTISING AND MARKETING

         The Company's enclosed regional mall-based real estate strategy generally generates sufficient walk-by traffic to support satisfactory sales levels without significant advertising campaigns. However, the Company engages in some advertisement in its market areas through television, radio and print advertisements featuring Bobby Allison, the reknown NASCAR driver. Pursuant to the Company's license agreement with Bobby Allison, Bobby Allison is obligated during each year to make eight (8) personal appearances such as a store grand opening and devote forty-eight (48) hours of his time to advertising for the Company such as the production of a television, radio or print advertisement. See "Proprietary Information". Also, the Company earns co-operative advertising credits for the sales of cellular phone service plans from its primary carriers and utilizes these allowances for pre-opening advertising to promote new stores. In addition, the Company's marketing department develops attractive and informative in-store signage programs, which invites mall traffic into the stores.

         CARRIER AGREEMENTS

         Generally, the Company's stores offer cellular telephone services and paging services pursuant to carrier agreements. There are only two licensed cellular (excluding PCS carriers) carriers in a geographic market. The Company currently sells AT&T Wireless Services' cellular telephone service in Central and Southern Florida pursuant to an exclusive carrier agreement with AT&T Wireless Services expiring December 1, 2000. The Company receives activation commissions based on the number of subscribers enlisted and the volume of activations. While management believes that a canceled carrier agreement could likely be replaced with an agreement with one of the carrier's competitors including PCS carriers, due to the fact that the Company receives substantial activation commissions from AT&T Wireless Services, the cancellation or non-renewal of the AT&T Wireless Services carrier contract could have a significant effect on the Company's financial condition and results of operations. The Company is also a reseller of paging services, buying blocks of paging time from paging carriers at a substantial discount and reselling paging services to its customers. The Company's paging carrier agreements are generally for a term of one year which automatically renews for successive one year terms unless terminated by either party before such renewal. Paging customers are charged a monthly fee for local service and additional fees for service in other markets.

         SUPPLIERS

         The Company purchases its inventory from a variety of sources, such as suppliers, carriers and other large wholesale distributors. The Company purchases all of its inventory through a centralized purchasing department that tracks the inventory needs of each of its stores. The Company deals with its suppliers on an order-by-order basis and seeks to find the lowest price with quantity discounts. The purchasing department negotiates payment terms, vendor financing of inventory and merchandise discounts with suppliers. The Company currently purchases inventory from approximately 20 suppliers, the largest of which is AT&T Wireless Services which sells the Company wireless telephones as well as the service.

HISTORY OF THE COMPANY

         PRE-BANKRUPTCY

         The Company was incorporated in April 1996 as "2Connect Express, Inc." and operated as a one-stop specialty retailer of internet, cellular, PCS, paging, telephone, satellite and other communication-related services and products under the name "2Connect, America's Total Communication Store". The Company opened its first store in December 1996 at Coral Square Mall, an enclosed regional mall in Coral Springs, Florida. The next nine (9) stores were opened in strip shopping centers during the period from April 1997 through November 1997 for a total of ten (10) stores. The stores ranged in size from 1,300 to 3,000 square feet. To finance its operations, the Company completed three private placements and a public offering. In the first two private placements completed in May of 1996, the Company sold 1,010,000 shares of Common Stock for approximately $388,000. In the third private placement completed in August of 1996, the Company sold 750,000 shares of Common Stock for approximately $2.85 million after issuance costs. The Company had also initially issued its founders 950,000 shares for nominal consideration. In May 1997, the Company completed an initial public offering of 520,000 units (priced at $12.50 per unit) which (after underwriters discount and offering expenses) raised $5.3 million in net proceeds to the Company. Each unit was comprised of two shares of Common Stock and one Common Stock Purchase Warrant to purchase one share of Common Stock for $6.00 during an exercise period commencing one year from the initial public offering date and ending 60 days thereafter. The proceeds of the initial public offering were used for store expansion, advertising, creation of systems and infrastructure and corporate overhead.

         The Company sustained significant losses in 1997 due to (1) unprofitable store locations; (2) inability to cost effectively drive traffic to those locations with advertising; (3) unsustainable corporate overhead which was incurred in anticipation of rapid store growth; (4) excessive inventory which turned slowly due to weak sales; (5) low margins due to competitive pressures in the Company's South Florida markets and weak sales of higher margin internet, long distance and other service business components. During the last four months of 1997, the Company realized that store sales and profits were not meeting the Company's expectations. On November 25, 1997, the Company entered into a revolving credit agreement with Bay Tech Investments, Inc. ("Bay Tech"), a company owned and operated by the father of the Company's then President and CEO, Marc D. Fisherman. This credit facility provided for borrowings of up to $1 million at an annual interest rate of prime plus 2%. Notwithstanding this credit facility, the Company continued to experience financial difficulty and declared bankruptcy.

         BANKRUPTCY

         On January 12, 1998, in order to restructure its financial obligations and implement a strategy to improve the Company's unprofitable operating results, the Company filed a voluntary petition for relief under Chapter 11 ("Chapter 11 Filing") of Title II of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Florida (the "Court"). Consequently, the Company became a debtor-in-possession under Chapter 11 and could not engage in transactions outside of the ordinary course of business without the approval of the Court.

         Immediately following the Chapter 11 Filing, the Company began to close its retail stores and liquidate its assets which consisted primarily of selling off inventory and collecting accounts receivables. The Company eventually sold all of its inventory and other assets except for certain store fixtures and closed its headquarters and nine (9) of its ten (10) retail stores leaving in operation only the store located at the Coral Square Mall. Also immediately following the Chapter 11 Filing, the Company reached an agreement with Bay Tech, to convert the then existing credit facility into a secured debtor-in-possession credit facility. The debtor-in-possession credit facility provided for borrowings dependent upon the Company's level of inventory and accounts receivable with maximum borrowings of $500,000. The agreement granted Bay Tech a security interest in substantially all of the Company's assets. Advances under the facility bore interest at 11%. At the time of the Chapter 11 Filing, the Company had borrowed $275,000 under the original credit facility, which balance rolled over to the debtor-in-possession credit facility. The debtor-in-possession credit facility was originally scheduled to terminate on February 29, 1998; however, the Company requested and received a thirty-day extension of the debtor-in-possession credit facility until March 28, 1998. The interest rate on advances under the debtor-in-possession credit facility during the extension period was increased from 11% to 12%. On March 28, 1998, the Company paid off the balance owed on the debtor-in-possession credit facility plus accrued interest.

         On March 3, 1998, the Company announced that it had executed a Letter of Intent with BAC whereby BAC would merge with and into a subsidiary of the Company. The transaction was contingent upon completion of a definitive merger agreement which would be incorporated into a Plan of Reorganization to be filed with the Bankruptcy Court. The surviving entity of the merger was expected to be financed principally by Sterne Agee & Leach, Inc. ("Sterne Agee"), an investment banking firm that was the managing underwriter of the Company's initial public offering in May 1997. The merger and related financing were anticipated to take place following the Company's emergence from the bankruptcy proceeding. Also, the surviving entity would retain the Coral Square Mall location in Coral Springs, Florida which was the Company's one profitable retail location and certain other assets including certain store fixtures and a computer system. In order to induce the creditors of the Company to agree not to force the liquidation of the Coral Square Mall location, the certain store fixtures and the computer system which the Company wished to retain, Sterne Agee agreed to make, subject to and upon the occurrence of certain events, a new value contribution to the Company of $185,000 which monies were to be paid the to the Company's creditors upon completion of the bankruptcy.

         On April 14, 1998, the Company filed the Plan of Reorganization and the accompanying Disclosure Statement to be distributed to shareholders and creditors. On May 1, 1998, the Company and BAC executed the definitive Merger Agreement. Then, on May 6, 1998, the Company and BAC executed the Management Agreement with BAC whereby BAC would assume the operation of the Company's one remaining store at the Coral Square Mall location and be responsible for all expenses related thereto. The Court approved the Management Agreement on June 16, 1998, which became effective June 18, 1998.

         After certain disagreements between the Company and Sterne Agee regarding the triggering events for the new value contribution, on August 27, 1998, the Company and Sterne Agee entered into a settlement agreement ("Settlement Agreement") approved by the Court on the same day whereby Sterne Agee would, as of the effective date of the Plan of Reorganization of the Company filed with the Court, acquire out of bankruptcy 100% of the equity interests of the Company and the Company would retain the Coral Square Mall store lease and certain store fixtures. In consideration for such acquisition, Sterne Agee agreed to make a new value contribution to the bankruptcy estate for the benefit of the Company's creditors in the amount of $175,000 ($10,000 of the original $185,000 had already been paid for the retention of one of the Company's computer systems) which monies were placed in escrow subject only to the Plan of Reorganization by the Court. Also, pursuant to the terms of the Settlement Agreement and effective August 27, 1998, all of the members of the Board of Directors, except for Marc D. Fishman, resigned from the Board of Directors and Mr. Fishman, as the sole remaining director, and in accordance with the Bylaws of the Company, appointed James S. Holbrook, Jr., Craig R. Heyward and F. Eugene Woodham, each of whom are employees of Sterne Agee, to fill three of the vacancies. The Board of Directors further resolved to appoint James S. Holbrook, Jr. as the Chairman of the Board and, in accordance with the Bylaws of the Company, to designate that the Chairman of the Board is the chief executive officer of the Company. Mr. Fishman later resigned from the Board of Directors on October 26, 1998, the day before the effective date of the Plan of Reorganization.

         To effect the Settlement Agreement, the Plan of Reorganization, as amended, provided that, upon the effective date of the Plan of Reorganization, all of the existing Common Stock of the Company was forever extinguished and canceled and the Company issued 30,000 new shares of Common Stock to Sterne Agee which constituted 100% of the issued and outstanding shares at such time making the Company a wholly-owned subsidiary of Sterne Agee. Simultaneously, the $175,000 held in escrow was released for payment to the creditors. The existing shareholders of the Common Stock of the Company did not retain any interest in the Company post-bankruptcy and their interests were extinguished and canceled. The Company's Plan of Reorganization became effective on October 27, 1998. A copy of the Company's Plan of Reorganization and amendments thereto was filed with the Company's Form 10-QSB for the quarter ended October 31, 1998.

HISTORY OF BOBBY ALLISON

         BAC was founded in 1993 by Robert L. McGinnis and James L. Ralph as a regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer and was an authorized dealer of AT&T Wireless Services. As of December 31, 1998, BAC operated one direct marketing location and 24 enclosed mall-based specialty retail locations including the Company's one location at Coral Square Mall which BAC operated pursuant to a Management Agreement by and between the Company and BAC from June 18, 1998 (the effective date of the Management Agreement) through December 31, 1998 (the date of the merger of BAC with the Company). A copy of the Management Agreement was filed with the Company's Form 10-QSB for the quarter ended July 31, 1998.

         Until 1998, BAC financed its growth through internally generated cash, loans to BAC by Messrs. McGinnis and Ralph of $125,000 each ($250,000 in the aggregate), an asset based line of credit from Southern Commerce Bank and the issuance of subordinated debentures in the aggregate amount of $500,000. In 1998, BAC was in need of additional funds for continued operation and expansion. At such time, BAC had ten (10) stores. Sterne Agee agreed to loan BAC $200,000 upon the execution by BAC of the Letter of Intent with the Company dated March 3, 1998 which provided for the merger of BAC with the Company upon completion of the bankruptcy. See "History of the

Company." The loan was collateralized by a pledge of 10% of BAC's common stock owned by Messrs. McGinnis and Ralph. The purpose of the loan, as discussed in the Letter of Intent, was to finance BAC until the bankruptcy and hence the merger of BAC with the Company could be completed which, at the time, was expected to occur in June of 1998. It was then anticipated that Sterne Agee would assist the combined Company to raise capital, the proceeds of which would be used in part to pay off such $200,000 loan. Due to various problems including disagreements among the Company, Sterne Agee and a group of the Company's creditor's and the failure of the Company to have its financial statements audited or complete and file its Form 10-K for the year ended January 31, 1998, the bankruptcy proceedings were not completed until October 27, 1998. Consequently, Sterne Agee and its affiliates continued to finance the operations of BAC from late May until August of 1998 through the purchase of Series A 7.5% Convertible Subordinated Debentures of BAC in the aggregate amount of $900,000. The Series A Convertible Subordinated Debentures had a five (5) year term and bore interest at 7.5% per annum.

         In November of 1998, BAC amended and restated its Articles of Incorporation to create three series of convertible preferred stock and completed the following transactions: (i) agreed to repay $125,000 of BAC's original subordinated debentures in January 1999; (ii) converted the remaining $375,000 of the original non-convertible subordinated debentures into 15 shares ($25,000 per share) of BAC's Series A Convertible Preferred Stock; (iii) converted Sterne Agee's $200,000 loan into 8 shares ($25,000 per share) of BAC's Series B Convertible Preferred Stock, (iii) converted the $900,000 of Series A Convertible Subordinated Debentures into 36 ($25,000 per share) Series B Convertible Preferred Stock and (iv) converted the $150,000 of shareholder loans from Messrs. McGinnis and Ralph into 6 shares ($25,000 per share) of Series B Convertible Preferred Stock. Each series of preferred stock bore a cumulative dividend of 7.5% and was non-voting except for major corporate events and upon the breach of the terms of the preferred stock by BAC. All of the preferred stock of BAC was converted into preferred stock of the Company pursuant to the merger. See "History of the Company" and "The Merger."

         In December of 1998, BAC reexecuted its exclusive provider agreement with AT&T Wireless Services pursuant to which BAC continued as an exclusive provider of AT&T Wireless Services' cellular service in Florida and pursuant to which AT&T Wireless Services approved the merger of BAC into the Company's subsidiary, BAW. Also, on December 30, 1998, BAC refinanced the Southern Commerce Bank loan which had a balance of $346,000 with a term loan from SouthTrust Bank in the amount of $350,000. Since December 30, 1998, the Company has entered into a line of credit over and above the term loan with SouthTrust Bank whereby the Company may borrow as needed up to $500,000. Finally, BAC, effective December 31, 1998, renegotiated its license agreement with Robert A. Allison a/k/a/ Bobby Allison, the reknown NASCAR driver whereby Bobby Allison agreed to license to BAC his name and provide to BAC a specific amount of his time for promotional events and advertisement. The license agreement recognized the merger and that the Company would become the beneficiary of the license agreement after the merger. See "Proprietary Information"

THE MERGER

         Effective at 11:59 p.m. December 31, 1998, the Company completed its merger ("Merger") with BAC whereby BAC was merged with and into BAW, with BAW surviving the Merger. The Merger was effected pursuant to that certain Merger Agreement by and among the Company, BAW, BAC and all of the Shareholders of BAC (Robert L. McGinnis and James L. Ralph) dated May 1, 1998 ("Merger Agreement"), as amended October 26, 1998 ("Amendment"). Pursuant to the terms of the Merger Agreement, the following occurred: (i) BAW survived the Merger, remained a wholly owned subsidiary of the Company and changed its name from "2Connect Acquisition Corp." to "Bobby Allison Wireless, Inc."; (ii) the holders of the common stock of BAC, Messrs. McGinnis and Ralph, each received for such shares
(A) 175,000 shares (350,000 in the aggregate) of the Common Stock and (B) a $125,000 debenture ($250,000 in the aggregate) bearing interest at 7.5% per annum amortized over three (3) years; (iii) each share of the 15 outstanding shares of 7.5% Series A Convertible Preferred Stock of BAC was converted into a share of 7.5% Series A Convertible Preferred Stock of the Company, par value $1.00 per share ("Series A Preferred Stock"), and each of which has a face value of $25,000, is non-voting except for significant corporate action or upon default and is convertible into 4,166 shares of Common Stock or, in the aggregate, 62,490 shares of Common Stock; (iv) each share of the 50 outstanding shares of 7.5% Series B Convertible Preferred Stock of BAC was converted into a share of 7.5% Series B Convertible Preferred Stock of the Company, par value $1.00 per share ("Series B Preferred Stock"), and each of which has a face value of $25,000, is non-voting except for significant corporate action or upon default and is convertible into 4,166 shares of Common Stock or, in the aggregate, 208,300 shares of Common Stock; (v) Craig R. Heyward and F. Eugene Woodham resigned from the Board of Directors of the Company and Messrs. McGinnis and Ralph were elected to fill such vacancies and (vi) James S. Holbrook, Jr., former Chairman and CEO of the Company, and F. Eugene Woodham, former Secretary and Treasurer of the Company, resigned as officers of the Company and Robert L. McGinnis was appointed to serve as Chairman, CEO and Treasurer and James L. Ralph was appointed to serve as President and Secretary. Messrs. McGinnis and Ralph have also entered into employment contracts with the Company effective December 31, 1998. See Item 10 Executive Compensation below for a description of the employment contracts.

         As a result of the Merger, the sole shareholders of BAC, Robert L. McGinnis and James L. Ralph, acquired control of the Company and the headquarters of the Company has been moved from 3500 Gateway Drive, Suite 101, Pompano Beach, Florida 33069 to space occupied by BAC at 2055 Lake Avenue, S.E., Suite A, Largo, Florida 33771. Prior to the Merger, there were 130,000 shares of Common Stock outstanding. Pursuant to the Merger, Messrs. McGinnis and Ralph, the sole shareholders of BAC, were each issued 175,000 shares (350,000 in the aggregate) of Common Stock and a $125,000 debenture ($250,000 in the aggregate) of the Company bearing interest at 7.5% per annum amortized over three (3) years. Also, Messrs. McGinnis and Ralph were issued 3 shares (6 in the aggregate) of the Series B Preferred Stock convertible into 24,996 shares of Common Stock. Consequently, as a result of the Merger, Messrs. McGinnis and Ralph own approximately 73% of the outstanding Common Stock, no Series A Preferred Stock and 12% of the Series B Preferred Stock. Also, as a consequence of the Merger, Messrs. McGinnis and Ralph represent two-thirds of the directors and serve as the sole executive officers of the Company Their percentage ownership of the outstanding Common Stock would be diluted to just under 50% if all of the Company's outstanding Series A Preferred Stock and outstanding Series B Preferred Stock (including the shares owned by Messrs. McGinnis and Ralph) are converted into Common Stock.

         Although BAC merged into a subsidiary of the Company, BAW, the transaction was accounted for as a purchase of the Company by BAC (a reverse acquisition in which BAC is considered the acquirer for accounting purposes) since the stockholders of BAC obtained a majority of the voting rights of the Company as a result of this transaction. Accordingly, the historical financial statements of the Company for the periods prior to the time of the Merger are those of BAC. The balance sheet, as of December 31, 1998, is that of BAC's after giving effect to the Merger.

         The Company has recently adopted the Bobby Allison Wireless Corporation 1999 Stock Option Plan and has granted each of Messrs. McGinnis and Ralph an option to purchase 10,000 shares of Common Stock at $6.00 per share. Therefore, if all options granted to date (44,500) are exercised, Messrs. McGinnis and Ralph's ownership will remain just under 50% on a fully-diluted basis. Depending upon future dilution resulting from the sale of additional securities of the Company, Messrs. McGinnis and Ralph could cause the Board of Directors to issue such number of stock options to themselves as officers and directors of the Company necessary to provide Messrs. McGinnis and Ralph the opportunity to maintain control of a majority of the outstanding Common Stock even if all of the currently outstanding Series A Preferred Stock and Series B Preferred Stock is converted. The Company has also authorized 7.5% Series C Convertible Preferred Stock ("Series C Preferred Stock") none of which are issued and outstanding, but each share of which is also convertible into 4,166 shares of Common Stock. See the Company's First Amendment to its Form 10- QSB for the quarter ended October 31, 1998 for a description of the Series A Preferred Stock, the Series B Preferred Stock and Series C Preferred Stock (hereinafter, the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock is collectively referred to as the "Preferred Stock").

         The Merger Agreement and Amendment were negotiated at arm's length. However, from the execution of the Agreement until the Merger, including the execution of the Amendment, certain officers of Sterne Agee served as the Board of Directors and the officers of the Company. Sterne Agee and certain of its affiliates ("Sterne Agee Group") owned 44 shares of the 7.5% Series B Convertible Preferred Stock of BAC during such time which was converted pursuant to the Merger into 44 shares of Series B Preferred Stock. Consequently, the Sterne Agee Group had the right to convert into 2068 shares of BAC common stock or approximately 29% assuming conversion of all of BAC' preferred stock, and, after the Merger, 183,304 shares of Common Stock or approximately 24% of the Company's Common Stock assuming conversion of all of the Company's outstanding Preferred Stock. The Sterne Agee Group also owns 130,000 shares of Common Stock or approximately 17% of the Common Stock assuming conversion of all of the preferred stock of the Company.

         A copy of the Merger Agreement and Amendment were filed as Exhibit 2.1 and 2.2 to the Company's Form 8-K filed January 8, 1998.

EMPLOYEES

         As of May 14, 1999 the Company had 120 full-time and 12 part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that employee morale and company culture are important to its retailing success, and that its relations with its employees are good.

COMPETITION

         The Company is subject to intense competition from existing channels of distribution, such as service providers, dealers, and retailers. There can be no assurance that the Company will be able to compete effectively. Existing retailers could alter their business strategies to be more closely aligned with the Company's retailing concept to compete more effectively in the communications and information services category. Moreover, these retailers may have one or more of the following competitive advantages, among others: brand name recognition, a more established store system, superior buying power, a more established customer base, greater financial resources and a history of financial performance, better real estate locations, more experienced sales and management staff and greater knowledge of local customer shopping habits. The Company also recognizes that, even if the Company's competitors are unable or choose not to replicate certain aspects of the Company's retailing strategies, these competitors, including ABC Cellular Corp. and Let's Talk Cellular, Inc., might develop a retailing concept that the Company will not be able to successfully compete against. Additionally, other start-up operations could open in the Company's targeted markets, thus hindering the Company's growth plans. The Company believes that ultimately its most formidable competitor may be its suppliers, namely the service providers of cellular, paging, PCS and long distance telephone. For Example, Sprint Corp. announced that it will provide one-stop shopping for phone services, paging services, prepaid phone cards, Internet access, long-distance service and eventually local phone service in about 300 square feet of each of the 6,800 Radio Shack stores.

SEASONALITY

         The Company historically has experienced and expects to continue to experience significant seasonal fluctuations in its net sales and net income. The Company generally experiences its strongest sales during the Spring business expenditure and early vacation season and the Christmas holiday season. The Company generally experiences its weakest sales during February and early Fall.

PROPRIETARY INFORMATION

         The Company uses "Bobby Allison Cellular and Pager" and "Bobby Allison Wireless" as trade names and service marks in connection with its retail stores. The Company still has registered with the United States Patent and

Trademark Office as trademarks the names "2Connect, America's Total Communication Store" and"2Connect, Freedom of Choice in Communications"; however, the Company does not intend to use these marks any more.

         The Company has a License Agreement effective December 31, 1998 with Robert A. Allison a/k/a/ Bobby Allison, the reknown NASCAR driver, whereby the Company may utilize Mr. Allison's name in connection with its operations. Also, Mr. Allison is required to make 8 personal promotional appearances and spend up to 48 hours on advertising campaigns such as television, radio or print advertisement. The initial term of the License Agreement is ten (10) years which commenced on December 31, 1998. The Company has options to renew the License Agreement for five (5) successive five (5) year terms for a total term (including the initial term) of 35 years. In consideration of this license and these services, the Company pays Bobby Allison a fixed annual fee of $36,000 per year during the first year and $48,000 per year for the following nine (9) years, $52,800 per year during the first five year renewal period, $58,080 per year for the second five year renewal period, $63,888 during the third five year renewal period, $70,277 per year during the fourth five year renewal period and $77,305 per year during the fifth five year renewal period ("Fixed Fees"). In addition to the Fixed Fees, the Company will pay Bobby Allison a contingent fee equal to the difference between that amount which is equal to one-tenth of one percent of the Company's annual net sales, and the Fixed Fee for such year with respect to the Company's first $100 million of annual net sales plus that amount equal to three-hundredths of one percent of annual net sales over $100 million. The Company also granted Bobby Allison an option to purchase 7,500 shares of Common Stock at $6.00 per share. This option terminates at the option of the Company if Bobby Allison breaches the License Agreement.

         The Company is not a party to any franchise agreements and does not intend to enter into franchise relationships in the future.

MANAGEMENT INFORMATION SYSTEMS

         The Company believes that a high level of technology and automation are essential to its business and therefore has invested considerable resources in computer hardware and systems applications. These systems integrate all major aspects of the Company's business including monitoring of sales, inventory and financial reporting. All of the Company's stores are equipped with point-of-sale terminals which are linked to the Company's central computer at its headquarters in Largo, Florida. These point of sale terminals are polled nightly and provide sales, cost, gross margin and commission information from each location.

REGULATION

         Compliance by the Company with federal, state and local laws and regulations, including, without limitation, environmental protection laws, has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of the Company.

EXECUTIVE OFFICES

         The Company's principal executive offices are located at 2055 Lake Avenue, S.E., Suite A, Largo, Florida, 33771, and its telephone number is (727) 584-7902

ITEM 2.  DESCRIPTION OF PROPERTY.

         As of May 14, 1999, the Company had 30 sales locations consisting of twenty-four (24) in-line stores, five (5) kiosks and one (1) direct sales location under the name "Bobby Allison Cellular & Pager" and "Bobby Allison Wireless" in regional malls throughout Central and South Florida. All of the Company's sales locations are leased. The Company currently expects that its policy of leasing rather than owning will continue. The Company's leases generally provide for original lease terms of five to ten years and contain provisions for increasing rents. The

Company's kiosks range in size from 100 to 200 square feet and the Company's in-line stores are, on average, from 700 to 1,000 square feet.

         The Company's corporate headquarters, which are also leased, are located at 2055 Lake Avenue, S.E., Suite A, Largo, Florida and occupy approximately 4300 square feet, of which 1500 square feet serves as a central warehouse and 2800 square feet serves as office space. The central warehouse is used to temporarily store merchandise for distribution and used to initially stock new stores upon their opening.

ITEM 3. LEGAL PROCEEDINGS.

         On January 12, 1998, the Company filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. The Company's Plan of Reorganization was confirmed by the Court on October 27, 1998. See Item 1 "Bankruptcy."

         The Company is not involved in any other legal proceedings which are expected to have a material effect on the Company's results of operations or financial condition, nor is it aware of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the Company's fiscal year ended December 31, 1998, the Company submitted to its shareholders for approval the following matter: (i) the First Amended and Restated Articles of Incorporation which created three series of convertible preferred stock mirroring the BAC preferred stock other than conversion ratio to accommodate the merger and (ii) election of directors. Each of the matters was voted upon by unanimous consent action in lieu of a meeting.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's units were previously traded on the OTC Bulletin Board under the symbol "CNTCU" during 1997 and 1998 to date. After the units terminated on May 9, 1998 the Common Stock, a component of the unit, on the OTC Bulletin Board under the symbol "CNTC" and then after the bankruptcy filing, the symbol "CNTCQ". Upon the effective date of the Company's Plan of Reorganization on October 27, 1998, the outstanding Common Stock was forever extinguished and the Common Stock ceased to trade any further.

         The Company has not paid dividends since its initial public offering, and does not anticipate paying dividends in the foreseeable future.

         As of May 14, 1999, the Company had a total of fourteen (14) shareholders, four (4) holders of record of the Company's Common Stock and fourteen (14) holders of record of the Company's Preferred Stock (each of the holders of the Company's Common Stock are also holders of the Company's Preferred Stock). The following table sets forth the high, low and closing bid prices of the Company's Common Stock during each quarter in the two year period ended December 31, 1998:

                              FIRST QUARTER          SECOND QUARTER           THIRD QUARTER           FOURTH QUARTER
                              -------------          --------------           -------------           --------------
         1997:

         High Bid                   -                    $12.000                 $11.250                  $9.625
         Low Bid                    -                    $10.125                 $8.125                   $2.895
         Closing Bid                -                    $10.250                 $9.750                   $2.895

         1998:

         High Bid                 $3.250                 $1.125                  $0.375                   $0.218
         Low Bid                  $0.125                 $0.370                  $0.062                   $0.031
         Closing Bid              $0.500                 $0.625                  $0.062                     -*



----------

* On October 27, 1998, upon order of the U.S. Bankruptcy Court confirming the Company's Plan of Reorganization, all of the then outstanding Common Stock of the Company was forever canceled and extinguished and new shares were issued to Sterne Agee & Leach, Inc. Consequently, the Common Stock ceased to trade any further. The last sale on October 27, 1998 was at $.15 per share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         The Company, headquartered in Largo, Florida, is an enclosed regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer which, as of May 14, 1999, had 30 sales locations including twenty-four (24) in-line stores, five (5) kiosks and one (1) direct sales location all of which are located in Central and South Florida. The Company's products, which range in price up to approximately $699, cover a broad assortment of over two hundred fifty (250) stock-keeping units and a wide range of service plans offered by six (6) service providers, AT&T Wireless Services and paging carriers. The Company's average sales transaction was approximately $151 for the year ended December 31, 1998.

         The Company plans to expand its operations beyond the State of Florida and is currently negotiating with malls to expand its operations into the State of Geogia, particularly Atlanta, Augusta, Macon, Albany and Savannah. The Company expects to open its first store outside of the State of Florida in Atlanta, Georgia in June of 1999. The Company has no immediate plans to expand in other states at this time but is currently investigating opportunities in North Carolina and South Carolina. The Company's expansion plans are dependent upon, among other things, obtaining additional capital whether in the form of debt or equity. The Company has not currently obtained the necessary financing or identified any such financing. Consequently, there is not assurance that the Company will be able to obtain the necessary financing, or if available, that such financing will be on terms acceptable to the Company. As a result, the Company may be unable to complete its expansion plans or such plans may be substantially delayed.

         During 1998, the Company planned and implemented a re-structuring which included:

o the January 12, 1998 filing of a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code to restructure the business

o        significantly reducing corporate overhead

o pursuant to the Chapter 11 proceedings, rejecting the leases and closing all of its stores except for its one profitable location Coral Square mall

o settling all claims of creditors and emerging from bankruptcy on October 27, 1998

o entering into a merger agreement on May 14, 1998 and consummating a merger with Bobby Allison Cellular Systems of Florida, Inc. on December 31, 1998

SOURCES OF REVENUE

         The Company's revenues are generated principally from three sources:

         (i) RETAIL SALES. The Company sells cellular and wireless products, such as phones, pagers and related accessories in the Company's retail outlets.

         (ii) ACTIVATION COMMISSIONS. The Company receives an activation commission from the applicable cellular carrier when a customer initially subscribes for the cellular carrier's service. The amount of the activation commission paid by cellular carriers is based upon the service plan offered by the carrier and is recognized by the Company at the time of sale. New subscription activation commissions are fully refundable if the subscriber cancels its subscription prior to completion of a minimum period of continuous active service (generally 90 days). Customers generally sign a service agreement with the Company that the customer reimburse the Company for lost activation commissions in the event of the early cancellation of service. The Company accrues for estimated deactivation losses, net of cancellation fees, by creating a reserve against carrier accounts receivable. The reserve is reflective of the historical cancellation experience.

         Due to the fact that the Company only has sales locations in the state of Florida and entered into an exclusive carrier agreement with AT&T Wireless Services in the State of Florida, the Company does not currently offer any PCS or alternate cellular services. As stated above, the Company plans to expand into the State of Georgia and expects to open its first store in Atlanta, Georgia in June of 1999. At such time, the Company expects to begin offering wireless services from a number of cellular and PCS carriers in Atlanta and, when applicable, other cities in the state of Georgia on a non-exclusive basis. AT&T Wireless Services' activation commissions accounted for approximately 51% of net revenues and approximately 75% of the Company's net accounts receivables in 1998.

         (iii) RESIDUAL PAYMENTS. The Company receives monthly payments directly from customers for the pager airtime that the Company buys wholesale from paging carriers and then resells to individuals and small businesses.

         A change in sales and commissions policies at AT&T Wireless Services effective in October of 1998 has had a negative effect on the Company's gross revenues and will continue to have a negative effect on the Company's gross revenues in 1999 and beyond but has not and is not expected to have any material effect on the Company's gross profit or net income. Prior to October of 1998, the Company would pay AT&T Wireless Services a high price for a telephone and sell the same telephone to the consumer for a substantial loss. A substantial activation commission paid to the Company by AT&T Wireless Services would convert this loss into a profit. Effective October 1998, AT&T Wireless Services changed its policy. It has substantially reduced the activation commission previously payable to the Company but, at the same time, has substantially reduced the price of the wireless telephones it sells to the Company by an amount approximately equal to the reduction of the activation commission. As a result, the Company makes a profit rather than incurring a loss on the sale of the wireless telephones but at the same time receives a lower activation commission. In summary, AT&T Wireless Services has simply shifted its subsidy for the cost of the wireless telephones from the activation commission to the actual sales price of the wireless telephone. As a result, this payment shift materially decreases both gross revenues and cost of goods sold but has no material affect on the Company's gross profit or its net income.

         The reduction in revenues negatively affects the Company's same store sales growth which grew approximately 36.2% from the year ended December 31, 1997 to the year ended December 31, 1998 but would have grown over 40% if not for this payment shift. Due to the fact that such payment shift did not occur until the Fall of 1998, the payment shift will have a more drastic negative effect on same store sales comparisons for the year ended December 31, 1999 versus the year ended December 31, 1998 since it will have been in place for a full twelve months at such time.

         In contrast, because gross profit is not materially effected by the revenues decrease, then gross profit represents a greater percentage of revenues and consequently, the Company's gross profit margin increased from approximately 44.2% in the year ended December 31, 1997 to approximately 51.7% in the year ended December 31, 1998 (which only reflected this change for a short period of time in 1998). The gross profit margin is expected to be approximately 64% (absent unexpected changes in market conditions and Company operations) throughout 1999.

         Comparable store sales include only stores owned and operated by the Company for at least 12 full months and are comprised of retail sales and activation commissions.

         To date, the cost of wireless products has gradually decreased over time. With such lower cost, the Company typically has offered lower prices to attract more subscribers, which has increased its total activation commissions and contributed to gross profit improvements. Consequently, the Company believes that, as prices of wireless products decrease, they become more affordable to consumers thereby expanding the wireless communications market and creating an opportunity to attract new subscribers and increase activation commissions.

RESULTS OF OPERATIONS

         The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales:

                                                             FOR THE TWELVE          FOR THE TWELVE
                                                              MONTHS ENDED            MONTHS ENDED
                                                            DECEMBER 31, 1998       DECEMBER 31, 1997
                                                            -----------------       -----------------

Net Sales...............................................         100.0%                    100.0%
Cost of Sales...........................................          48.3%                     55.8%
Gross Profit............................................          51.7%                     44.2%
Selling, General and Administrative Expenses                      44.4%                     52.7%
(Excluding Depreciation)................................
Depreciation and Amortization...........................           2.2%                      2.6%


                                                             FOR THE TWELVE          FOR THE TWELVE
                                                              MONTHS ENDED            MONTHS ENDED
                                                            DECEMBER 31, 1998       DECEMBER 31, 1997
                                                            -----------------       -----------------

Operating Income........................................           5.2%                    (11.1%)
Interest Expense........................................           3.7%                      3.2%
Provision (Benefit) For Income Taxes....................           5.5%                     (3.7%)
Net Income (loss).......................................           0.7%                    (10.5%)


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED
DECEMBER 31, 1997

         NET SALES. Net sales were $8,146,369 for the year ended December 31, 1998 as compared to $4,800,396 for the year ended December 31, 1997 or an increase of $3,345,973 or approximately 69.7%. This increase reflects the increase in store count from ten (10) to twenty-two (22) stores. Comparable store sales for the year ended December 31, 1998 increased by $1,507,903 or approximately 36.2% as compared to the year ended December 31, 1997. The Company operated twenty-four (24) stores at December 31, 1998, ten (10) of which had then been owned and operated for at least 12 months. As stated above, comparable stores sales include only stores owned and operated by the Company for at least 12 full months and are effected by the AT&T Wireless Services payment shift. See "-Sources of Revenue."

         GROSS PROFIT. Gross profit was $4,211,434 for the year ended December 31, 1998 as compared to $2,120,368 for the year ended December 31, 1997 or an increase of $2,091,066 or approximately 98.6%, largely reflecting the increase in stores operated during the year ended December 31, 1998. Gross profit as a percentage of sales increased from approximately 44.2% in the year ended December 31, 1997 to approximately 51.7% in the year ended December 31, 1998. This increase was due primarily to the decrease in revenue and costs of goods sold resulting from the shift by AT&T Wireless Services of payments for activation commissions to a reduction in the price that it sells wireless telephones to the Company. See "-Sources of Revenue."

         OPERATING EXPENSES. Selling, general and administrative expense was $3,613,255 for the year end December 31, 1998 as compared to $2,529,953 for the year ended December 31, 1997 or an increase of $1,083,302 or approximately 42.8%, largely as a result of the Company's store expansion in 1998. Corporate headquarter's expenses, included therein, increased due primarily to increased costs necessitated by the Company's growth and anticipated future growth including, but not limited to, support and training, advertising and marketing and merchandising and allocation/distribution.

         NET INTEREST EXPENSE. Net interest expense was $296,469 for the year ended December 31, 1998 as compared to $142,602 for the year ended December 31, 1997 or an increase of $153,867 or approximately 108% due to increased short term borrowings associated with expenses of the Merger.

         NET INCOME/LOSS. The Company had net income of $67,622 for the year ended December 31, 1998 as compared to a net loss of $501,444 for the year ended December 31, 1997.

EXTRAORDINARY ITEMS FOR 1999 AND 2000

         In December 1998, a major vendor forgave debt owed to such vendor by the Company in the amount of $262,062. As a result, the Company recorded this debt forgiveness as deferred income because the Company must repay all

$262,062 if the Company terminates its relationship with such vendor before December of 1999 and one-half or $131,031 if the Company terminates its relationship with such vendor before December of 2000. Consequently, the Company will recognize $131,031 as income in December of 1999 and $131,031 as income in December of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $82,381 of net working capital at December 31, 1998 compared to negative net working capital $1,015,708 at December 31, 1997. The increase in net working capital was due primarily to the issuance of securities, the proceeds of which were used to increase inventory levels, reduce current liabilities and build cash reserves. Also, on February 24, 1999, the Company consummated a line of credit with SouthTrust Bank by which the Company may borrow up to $500,000 for working capital. As of May 14, 1999, the Company has drawn down $350,000 of the line of credit.

         The Company's net cash used by operating activities for the year ended December 31, 1998 was $466,833 as compared to $292,292 for the year ended December 31, 1997 or an increase of $174,541. The increase was primarily due to increases in accounts receivables and inventories associated with new stores. The net cash used in investing activities for the year ended December 31, 1998 increased $248,819 as compared to the year ended December 31, 1997 related primarily to the purchase of leasehold improvements and equipment required to support new store growth. The net cash provided by financing activities for the year ended December 31, 1998 increased by $551,284 as compared to the year ended December 31, 1997 related primarily to the issuance of convertible debt offset by the repayment of long-term debt.

         The Company expects to satisfy its anticipated demands and commitments for cash in the next 12 months from internally generated cash, borrowings through its line of credit and the issuance of additional securities. However, there is no assurance that the Company will be able to find a purchaser for its securities or, if a purchaser is found, that an adequate price for the Company's securities can be obtained or that the Company's shareholders will not be diluted by any such issuance.

NET OPERATING LOSS CARRY-FORWARDS AND DEFERRED TAX ASSETS

         At December 31, 1998, the Company had approximately $425,000 of net operating loss carry forward for Federal income tax purposes ("NOL") which NOL expires in 2012 and which are limited by Section 382 of the Internal Revenue Code of 1986. As of December 31, 1998, the Company has a total deferred tax asset of $180,000 consisting of $137,000 from NOL, $19,000 from leasehold improvements and $24,000 from accounts receivables. See Notes to Consolidated Financial Statements - Note 9.

IMPACT OF INFLATION

         General inflation has had only a minor effect on the operations of the Company and its internal and external sources for liquidity and working capital.

SEASONALITY

         The Company's stores have historically experienced, and the Company expects its stores to continue to experience, seasonal fluctuations in revenues with a larger percentage of revenues typically being realized in the second quarter and during the holiday season. In addition, the Company's quarterly results can be significantly affected by the timing of store openings and acquisitions and the integration of new and acquired stores into the Company's operations.

YEAR 2000 READINESS DISCLOSURE

        The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 issue is the result of the computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time/date-sensitive software and hardware may recognize a date using "00" has the year 1900 rather than the year 2000. This could result in major system failure or miscalculation. The Company has updated its computer systems, particularly its point-of-sale systems for a total cost of approximately $40,000 and, based upon assurances from its software vendors, believes that it is presently Year 2000 compliant. Consequently, the Company believes that the Year 2000 issue will not pose significant operations problems for the Company's computer systems and the Company does not expect to incur any significant additional costs regarding the Year 2000 issue. The Company has not and does not plan to develop a contingency plan for the failure of the equipment or systems. The Company will resort to manual operations in the event of a failure.

        The Year 2000 issue not only creates risk for the Company of unforeseen problems in its own computer systems but also from third parties on which the Company relies. In addition, the Company is querying its suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches and is reached. The Company has received such assurances from its vendors, particularly from AT&T Wireless Services, its sole cellular carrier. However, there are no assurances that the Company will identify all date-handling problems in its business systems or that the Company or its vendors will be able to successfully remedy Year 2000 compliance issues that are discovered. To the extent that the Company is unable to resolve its Year 2000 issues prior to January 1, 2000, operating results could be adversely affected. In addition, the Company could be adversely affected if other entities (e.g., vendors) not affiliated with the Company do not appropriately address their own year 2000 compliance issues in advance of their occurrence.

ITEM 7. FINANCIAL STATEMENTS.

        INDEX TO FINANCIAL STATEMENTS: the financial statements of the Company listed below have been included on the succeeding pages of this Item 7.

                                                                            Page
                                                                            ----
Report of Independent Auditors

        BDO Seidman, LLP                                                     21

        Carter, Belcourt & Atkinson, P. A.                                   22

Financial Statements

        Consolidated balance sheets at December 31, 1998 and 1997.         23-24

        Consolidated statements of operations for the years ended
          December 31, 1998 and 1997.                                       25

        Consolidated statements of capital deficit year ended
          December 31, 1998 and 1997.                                       26

        Consolidated statements of cash flows for the year ended
          December 31, 1998 and 1997.                                       27


        Notes to consolidated financial statements                         28-49

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Bobby Allison Wireless Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Bobby Allison Wireless Corporation (formerly 2Connect Express, Inc.) and Subsidiary as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bobby Allison Wireless Corporation and Subsidiary at December 31, 1998, and the results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                               BDO Seidman, LLP

Orlando, Florida
March 15, 1999, except for Note 7,
    which is as of March 31, 1999

REPORT OF INDEPENDENT AUDITORS


To the Stockholders of
Bobby Allison Cellular Systems of Florida, Inc.

We have audited the balance sheet of Bobby Allison Cellular Systems of Florida, Inc. (see Notes 1 and 2) as of December 31, 1997 and the related statements of operations, capital deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bobby Allison Cellular Systems of Florida, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                              Carter, Belcourt & Atkinson P.A.

Lakeland, Florida
June 15, 1998, except for Notes 3 and
   4, as to which the date
   is January 5, 1999

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS


================================================================================


DECEMBER 31,                                                                            1998             1997
------------                                                                         ----------      ----------
ASSETS

CURRENT:
  Cash                                                                               $  125,155      $    2,050
  Accounts receivable, less allowance for doubtful accounts of
    $76,144 and $54,237                                                                 684,344         408,977
  Prepaid expenses                                                                       29,091              --
  Inventories                                                                           645,976         452,018
  Deferred tax asset (Note 9)                                                            24,000          20,000
                                                                                     ----------      ----------

         TOTAL CURRENT ASSETS                                                         1,508,566         883,045
                                                                                     ----------      ----------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, at cost:
  Office equipment and furniture                                                        628,182         291,795
  Leasehold improvements                                                                310,671         254,009
  Automotive equipment                                                                   11,215          11,215
                                                                                     ----------      ----------

                                                                                        950,068         557,019
  Less accumulated depreciation                                                         265,491         156,644
                                                                                     ----------      ----------

         NET LEASEHOLD IMPROVEMENTS AND EQUIPMENT                                       684,577         400,375
                                                                                     ----------      ----------

OTHER ASSETS:
  Goodwill and other intangible assets, net of accumulated amortization of
    $135,442 and $109,340 (Note 2)                                                      350,397          40,873
  Deferred tax asset (Note 9)                                                           156,000         205,000
  Deposits                                                                               25,038          14,381
                                                                                     ----------      ----------

         TOTAL OTHER ASSETS                                                             531,435         260,254
                                                                                     ----------      ----------

                                                                                     $2,724,578      $1,543,674
                                                                                     ==========      ==========



                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS


================================================================================


DECEMBER 31,                                                                            1998                 1997
------------                                                                       -----------       -----------

CURRENT LIABILITIES:
  Accounts payable                                                                 $   550,156       $   830,610
  Accrued expenses                                                                     266,624           121,007
  Deferred income (Note 5)                                                             315,528            45,911
  Current maturities of long-term debt (Note 3)                                        168,877           776,225
  Convertible debenture (Note 4)                                                       125,000           125,000
                                                                                   -----------       -----------

         TOTAL CURRENT LIABILITIES                                                   1,426,185         1,898,753

LONG-TERM LIABILITIES:
  Long-term debt, less current maturities (Note 3)                                     441,961           201,750
  Convertible debentures (Note 4)                                                           --           375,000
                                                                                   -----------       -----------

         TOTAL LIABILITIES                                                           1,868,146         2,475,503
                                                                                   -----------       -----------

COMMITMENTS AND CONTINGENCIES                                                               --                --

PREFERRED STOCK (Note 6):
  Series A convertible preferred stock, $1.00 par, shares authorized 20;
    outstanding 15                                                                     375,000                --
  Series B convertible preferred stock, $1.00 par, shares authorized 50;
    outstanding 50                                                                   1,250,000                --
                                                                                   -----------       -----------

         TOTAL PREFERRED STOCK                                                       1,625,000                --
                                                                                   -----------       -----------

CAPITAL DEFICIT:
  Common stock, $.01 par; shares authorized 25 million; outstanding
    480,000 and 4,330                                                                    4,800                43
  Additional paid-in capital                                                           100,405             2,287
  Deficit                                                                             (873,773)         (927,659)
  Treasury stock, 330 shares, at cost                                                       --            (6,500)
                                                                                   -----------       -----------

         TOTAL CAPITAL DEFICIT                                                        (768,568)         (931,829)
                                                                                   -----------       -----------

                                                                                   $ 2,724,578       $ 1,543,674
                                                                                   ===========       ===========



                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


================================================================================

YEAR ENDED DECEMBER 31,                                          1998              1997
                                                             -----------       -----------
REVENUES:
  Product sales                                              $ 3,361,413       $ 1,875,105
  Activation commissions                                       4,153,156         2,187,772
  Pager services                                                 631,800           737,519
                                                             -----------       -----------

         Total revenues                                        8,146,369         4,800,396

COST OF SALES                                                  3,934,935         2,680,028
                                                             -----------       -----------

         Gross profit                                          4,211,434         2,120,368
                                                             -----------       -----------

OPERATING EXPENSES:
  Selling, general and administrative expenses                 3,613,255         2,529,953
  Depreciation and amortization                                  176,116           125,591
                                                             -----------       -----------

         Total operating expenses                              3,789,371         2,655,544
                                                             -----------       -----------

         Operating income (loss)                                 422,063          (535,176)
                                                             -----------       -----------

OTHER INCOME (EXPENSE):
  Interest expense                                              (301,411)         (153,651)
  Interest income                                                  4,942            11,049
  Other                                                          (12,972)              334
                                                             -----------       -----------

         Total other expense                                    (309,441)         (142,268)
                                                             -----------       -----------

INCOME (LOSS) BEFORE TAXES ON INCOME                             112,622          (677,444)

INCOME TAX (EXPENSE) BENEFIT (Note 8)                            (45,000)          176,000
                                                             -----------       -----------

NET INCOME (LOSS)                                                 67,622          (501,444)

PREFERRED STOCK DIVIDENDS                                         13,736                --
                                                             -----------       -----------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS           $    53,886       $  (501,444)
                                                             ===========       ===========

PRO FORMA EARNINGS (LOSS) PER COMMON SHARE:
  Basic and diluted                                          $       .11       $     (1.05)
                                                             ===========       ===========

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                                              480,000           480,000
                                                             ===========       ===========



                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

================================================================================


                                                    COMMON STOCK      ADDITIONAL
                                               ---------------------    PAID-IN                    TREASURY
                                               SHARES        AMOUNT     CAPITAL      DEFICIT        STOCK         TOTAL
                                               --------    ---------   ---------    ---------     ---------      --------

BALANCE, December 31, 1996                        4,330    $      43   $   2,287    $(426,215)    $  (6,500)    $(430,385)

Net loss                                             --           --          --     (501,444)           --      (501,444)
                                               --------    ---------   ---------    ---------     ---------     ---------

BALANCE, December 31, 1997                        4,330           43       2,287     (927,659)       (6,500)     (931,829)

Cancellation of treasury stock                     (330)          (3)     (6,497)          --         6,500            --

Record reverse merger (Notes 1[C] and 2[A])     476,000        4,760     104,615           --            --       109,375

Preferred stock dividend                             --           --          --      (13,736)           --       (13,736)

Net income                                           --           --          --       67,622            --        67,622
                                               --------    ---------   ---------    ---------     ---------     ---------

BALANCE, December 31, 1998                      480,000    $   4,800   $ 100,405    $(873,773)    $      --     $(768,568)
                                               ========    =========   =========    =========     =========     =========



                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


YEAR ENDED DECEMBER 31,                                                                      1998              1997
-----------------------                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                      $    67,622       $  (501,444)
  Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization                                                          176,116           125,591
      Loss on disposal of equipment                                                           14,236               714
      Accrued interest converted to preferred stock                                           10,000                --
      Cash provided by (used for):
        Accounts receivable                                                                 (275,367)           11,652
        Prepaid expenses                                                                     (27,302)               --
        Inventories                                                                         (193,958)           14,281
        Deferred tax assets                                                                   45,000          (176,000)
        Accounts payable                                                                    (280,454)          217,559
        Accrued expenses                                                                     (10,321)           15,161
        Deferred income                                                                        7,595               194
                                                                                         -----------       -----------

Net cash used for operating activities                                                      (466,833)         (292,292)
                                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of leasehold improvements and equipment                                          (274,452)          (70,072)
  Repayment from affiliated company                                                               --            60,774
  Increase in deposits                                                                       (10,657)           (3,605)
  Proceeds from sale of equipment                                                              1,000                --
  Purchase of goodwill and other intangibles                                                      --           (22,387)
                                                                                         -----------       -----------

Net cash used for investing activities                                                      (284,109)          (35,290)
                                                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                               (575,953)         (103,554)
  Proceeds from issuance of long-term debt                                                   350,000           426,317
  Proceeds from issuance of convertible debentures                                         1,100,000                --
                                                                                         -----------       -----------

Net cash provided by financing activities                                                    874,047           322,763
                                                                                         -----------       -----------

NET INCREASE (DECREASE) IN CASH                                                              123,105            (4,819)

CASH, beginning of year                                                                        2,050             6,869
                                                                                         -----------       -----------

CASH, end of year                                                                        $   125,155       $     2,050
                                                                                         ===========       ===========



                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.      ORGANIZATION,             Bobby Allison Wireless Corporation, formerly
        RECAPITALIZATION AND      "2Connect Express, Inc."("2Connect") through
        MERGER                    its wholly-owned subsidiary Bobby Allison
                                  Wireless, Inc., formerly "2Connect Acquisition
                                  Corp." ("Acquisition") (collectively the
                                  "Company") through a merger (see Note 1[C]) with Bobby Allison Cellular Systems of
                                  Florida, Inc. ("Bobby Allison") owns and operates 24 mall-based specialty retail locations and one direct marketing location in the state of Florida offering cellular and pager service under the names "Bobby Allison
                                  Wireless" and "Bobby Allison Cellular." The
                                  Company operates in a single business segment.

                                  The historical financial statements included herein are those of Bobby Allison up to 11:59 p.m. on December 31, 1998, the merger date as further described in Note 1(C). Immediately after the merger, the Company's balance sheet included the accounts of 2Connect and Acquisition (which includes those of Bobby Allison).

                                  (A) PLAN OF REORGANIZATION

                                      2Connect filed a voluntary petition for
                                      relief under Chapter 11 of the U.S.
                                      Bankruptcy Code (the "Filing") on January
                                      12, 1998, and subsequently closed all of its stores except the store at Coral Square Mall in Coral Springs, Florida. Subsequent to the Filing, 2Connect liquidated most of its assets. The Coral Square store operated from June 16, 1998 until December 31, 1998 under a management agreement (the "Management Agreement") with Bobby Allison whereby Bobby Allison was responsible for all expenses related to that store and is entitled to any profits or losses that it generated.

                                      On March 3, 1998, 2Connect executed a
                                      Letter of Intent, then a merger agreement on May 1, 1998 that was amended on October 26, 1998 (collectively the "Merger Agreement") with Bobby Allison (see Note 1[C]) under which Bobby Allison would merge with and into Acquisition, a Florida corporation formed on April 22, 1998.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                      On August 27, 1998, 2Connect entered into an agreement with Sterne, Agee & Leach, Inc. ("Sterne Agee") whereby Sterne Agee would acquire out of bankruptcy 100% of the equity interests of 2Connect and 2Connect would retain the Coral Square store lease and certain store fixtures. In consideration for such acquisition, Sterne Agee would make a new value contribution to the bankruptcy estate for the benefit of 2Connect's creditors in the amount of $175,000. To effect this transaction, the Plan of Reorganization, as amended, provided that, upon the effective date of the Plan of Reorganization, all of the existing common stock of 2Connect was forever extinguished and canceled and 2Connect issued 30,000 new shares of Common Stock to Sterne Agee which constituted 100% of the issued and outstanding shares at such time. The existing shareholders of the common stock of 2Connect did not retain any interest in the post-bankruptcy estate and their interests were extinguished and canceled. On October 27, 1998, the U.S. Bankruptcy Court confirmed 2Connect's Plan of Reorganization and 2Connect emerged from bankruptcy as a wholly owned subsidiary of Sterne Agee. A related entity of Sterne Agee acquired an additional 100,000 shares of common stock prior to the merger.

                                  (B) RESTATED ARTICLES OF INCORPORATION

                                      On December 1, 1998, the Company filed its
                                      Amended and Restated Articles of
                                      Incorporation ("Restated Articles") in
                                      anticipation of the merger with Bobby
                                      Allison (see Note 1[C]). At that date,
                                      Bobby Allison's capital structure included three series of preferred stock and one class of common stock. The Merger Agreement required that, prior to the Merger, the Company file Restated Articles to authorize three classes of preferred stock substantially similar to the preferred stock authorized and issued by Bobby Allison for issuance pursuant to the Merger.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                      The Company filed the Restated Articles on
                                      December 1, 1998 authorizing 20 shares of
                                      7.5% Series A Convertible Preferred Stock,
                                      $1.00 par value, 50 shares of 7.5% Series
                                      B Convertible Preferred Stock, par value
                                      $1.00, 250 shares of 7.5% Series C
                                      Convertible Preferred Stock, par value
                                      $1.00 and 25 million shares of common
                                      stock, par value $.01.

                                  (C) MERGER

                                      On December 31, 1998, pursuant to the
                                      Merger Agreement, Bobby Allison merged
                                      with and into Acquisition, and the
                                      following occurred:

                                     (i) Acquisition survived the merger,
                                         remained a wholly owned subsidiary of
                                         2Connect and changed its name to "Bobby
                                         Allison Wireless, Inc.";

                                    (ii) the two holders of all of the common
                                         stock of Bobby Allison each received
                                         175,000 shares of the common stock of
                                         2Connect (in the aggregate, 350,000
                                         shares representing approximately 73%
                                         of the 480,000 shares of Common Stock
                                         of 2Connect after the merger) and a
                                         $125,000 debenture (or $250,000 in the
                                         aggregate) bearing interest at 7.5% per
                                         annum, with principle and interest
                                         payable quarterly at $11,729 over three
                                         years;

                                   (iii) holders of preferred stock in Bobby
                                         Allison received equivalent
                                         preferred stock in 2Connect that is
                                         convertible into 270,790 shares of
                                         common stock, of which the two former
                                         shareholders of Bobby Allison own
                                         preferred stock convertible into 24,996
                                         shares of common stock;

                                    (iv) the officers of 2Connect resigned
                                         and the two former stockholders of
                                         Bobby Allison were appointed
                                         officers of 2Connect;

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                     (v) on March 1, 1999, 2Connect changed
                                         its name to Bobby Allison Wireless
                                         Corporation.

                                  (D) UNAUDITED PRO FORMA INFORMATION

                                      The following unaudited pro forma
                                      information has been prepared assuming the Merger had taken place at the beginning of the respective periods. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional preferred stock dividends based on preferred stock being outstanding the entire period and the amortization of intangibles arising from the transaction. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                                                                       UNAUDITED
                                                                              -----------------------------
                                  YEAR ENDED DECEMBER 31,                          1998           1997
                                  -------------------------------------------------------------------------
                                  Net sales                                   $ 10,386,548    $ 7,378,301
                                  Net loss to common stockholders               (6,363,143)    (3,902,906)
                                  Loss per common share                             (13.26)         (8.13)
                                  -------------------------------------------------------------------------



2.      SUMMARY OF                (A) BASIS OF PRESENTATION
        SIGNIFICANT
        ACCOUNTING                    Upon the consummation of the Merger, the
        POLICIES                      former stockholders of Bobby Allison
                                      obtained approximately 73% of the
                                      voting rights of the Company.

                                      Although Bobby Allison merged into
                                      Acquisition, the transaction was accounted for as a purchase of 2Connect by Bobby Allison (a reverse acquisition in which Bobby Allison is considered the acquirer for accounting purposes), since the stockholders of Bobby Allison obtained a majority of the voting rights of 2Connect as a result of this transaction. Accordingly, the historical financial

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                      statements of the Company for the periods prior to the time of the merger are those of Bobby Allison. The balance sheet as of December 31, 1998 is that of Bobby Allison after giving effect to the Merger.

                                      The purchase price for 2Connect was
                                      computed by valuing the common stock of
                                      2Connect issued ($109,375) and adding the acquisition costs of $142,203 and the $250,000 of debentures issued to the former stockholders of Bobby Allison for a total purchase price of $501,578. The purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of transaction. The excess of the purchase price over the fair value of the net assets acquired was $335,627 and has been recorded as goodwill, which is being amortized on a straight line basis over 10 years.

                                  (B) CASH EQUIVALENTS

                                      The Company considers all highly liquid
                                      investments with a maturity of three
                                      months or less when purchased to be cash equivalents.

                                  (C) INVENTORIES

                                      Inventories, consisting of cellular and
                                      wireless products and related accessories, are valued at the lower of average cost or market.

                                  (D) PROPERTY AND EQUIPMENT

                                      Depreciation on equipment is computed over the estimated useful lives (three to seven years) of the assets by the declining balance method. Leasehold improvements are depreciated over the shorter of the estimated life of the assets or the lease term.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                  (E) IMPAIRMENT OF LONG-LIVED ASSETS

                                      The Company evaluates impairment of
                                      long-lived assets in accordance with
                                      Statement of Financial Accounting
                                      Standards No. 121, "Accounting for the
                                      Impairment of Long-Lived Assets and for
                                      Long-Lived Assets to be Disposed of" (FAS
                                      121). FAS 121 requires impairment losses to be recorded on long-lived assets used in operations and intangible assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

                                  (F) GOODWILL AND OTHER INTANGIBLE ASSETS

                                      Intangible assets, substantially goodwill, are carried at cost and amortized under the straight-line method generally over ten years, the estimated useful life. Goodwill represents the excess cost of the acquired businesses over the fair value of net assets acquired. At December 31, 1998, unamortized goodwill and other intangible assets of $350,397 was not considered to be impaired.

                                  (G) REVENUE RECOGNITION

                                      The Company's revenue recognition policies are:

                                      PRODUCT SALES - Revenue from retail
                                      product sales is recorded upon customer
                                      purchase.

                                      ACTIVATION COMMISSIONS - The Company
                                      receives an activation commission from the applicable cellular carrier when a customer initially subscribes for the cellular carrier's service. The amount of the activation commission paid by cellular carriers is based upon the service plan offered by the carrier and is recognized by the Company at the time of sale. New subscription activation commissions are fully refundable

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                      if the subscriber cancels its subscription prior to completion of a minimum period of continuous active service (generally 90 days). Customers generally sign a service agreement with the Company that the customer reimburse the Company for lost activation commissions in the event of the early cancellation of service. The Company accrues for estimated deactivation losses, net of cancellation fees, by creating a reserve against carrier accounts receivable. The reserve is reflective of the historical cancellation experience.

                                      AT&T activation commissions accounted for approximately 51% and 45% of the Company's net revenues for the year ended December 31, 1998 and 1997, respectively. Accounts receivable from AT&T accounted for approximately 75% and 92% of the total net accounts receivable at December 31, 1998 and 1997, respectively.

                                      PAGER SERVICES - The Company is a reseller of pager services. The Company's policy is to bill in advance for pager services. Revenue on pager services is recognized over the period of such service, typically three months.

                                  (H) INCOME TAXES

                                      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                  (I) NET INCOME (LOSS) PER COMMON SHARE ("EPS")

                                      Basic EPS is calculated by dividing the
                                      income (loss) available to common
                                      shareholders by the weighted average
                                      number of common shares outstanding for
                                      the period without consideration for
                                      common stock equivalents. Diluted EPS
                                      includes the effect of potentially
                                      dilutive securities. The Company has
                                      presented earnings per share on a pro
                                      forma basis as if the merger, which
                                      occurred December 31, 1998, had occurred on January 1, 1997.

                                  (J) ADVERTISING COSTS

                                      The Company expenses advertising costs as incurred. The total advertising costs charged to expense was $33,302 and $42,383 for the years ended December 31, 1998 and 1997, respectively.

                                  (K) USE OF ESTIMATES

                                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                  (L) RECENT ACCOUNTING PRONOUNCEMENTS

                                      In June 1998, the Financial Accounting
                                      Standards Board issued SFAS 133,
                                      "Accounting for Derivative Instruments and
                                      Hedging Activities" (SFAS 133). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                                      Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

                                      In June 1997, the Financial Accounting
                                      Standards Board issued Statement of
                                      Financial Accounting Standards No. 130,
                                      "Reporting Comprehensive Income" ("SFAS
                                      No. 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 130 is effective for periods beginning after December 15, 1997. The Company adopted this new accounting standard in 1998, and its adoption had no effect on the Company's financial statements and disclosures.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


3. LONG-TERM DEBT                 Long-term debt consists of:

                                  DECEMBER 31,                                                       1998           1997
                                                                                                   --------      --------
                                  8.5% bank notes refinanced February 1999, payable
                                    $11,066 monthly beginning March 1999 through
                                    February 2002, including interest; collateralized
                                    by receivables, inventories, equipment, furniture,             $350,000      $     --
                                    fixtures, intangibles and personal guaranty of two
                                    stockholders

                                  7.5% debenture note payable to stockholder, payable
                                    $11,729 quarterly through December 2001, including              125,000            --
                                    interest; unsecured

                                  7.5% debenture note payable to stockholder, payable
                                    $11,729 quarterly through December 2001, including              125,000            --
                                    interest; unsecured

                                  10.625% bank notes, payable $13,994 monthly
                                    through February 1999, including interest;
                                    collateralized by receivables, inventories,
                                    equipment, furniture, fixtures, and
                                    intangibles; and debt subordination
                                    agreements with stockholders, personal guaranty of                   --       476,041
                                    stockholders and right to first offer of assignment
                                    of certain leases

                                  9% demand note to supplier, payable $11,130 monthly
                                    through December 2000, including interest;
                                    collateralized by receivables, inventories,
                                    intangibles and debt subordination agreement with                    --       350,000
                                    stockholders (Note 5)

                                  8%subordinated note payable to stockholder,
                                    principal and interest payable December 31,
                                    1998; unsecured; principal and accrued interest converted            --        70,000
                                    to preferred stock December 1998

                                  8%subordinated note payable to stockholder,
                                    principal and interest payable December 31,
                                    1998; unsecured; principal and accrued interest converted            --        70,000
                                    to preferred stock December 1998

                                  Noninterest bearing note (discounted at 7.51%),
                                    payable $2,000 monthly through June 1998;
                                    collateralized by specific acquired assets and                       --        11,934
                                    personal guaranty of stockholders

                                  Other note payable                                                 10,838            --
                                                                                                   --------      --------

                                                                                                    610,838       977,975
                                  Less current maturities                                           168,877       776,225
                                                                                                   --------      --------

                                  Total long-term debt                                             $441,961      $201,750
                                                                                                   ========      ========



                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                  Future maturities of long-term debt are as follows:

                                  YEAR ENDING DECEMBER 31,
                                  -----------------------------------------------------------------------------
                                  1999                                                              $   168,877
                                  2001                                                                  205,919
                                  2002                                                                  214,715
                                  2003                                                                   21,327
                                  Thereafter                                                                 --
                                  -----------------------------------------------------------------------------
                                                                                                    $   610,838
                                  =============================================================================


                                  On February 24, 1999, the Company executed a line of credit agreement with a local bank. The line of credit is for a maximum amount of $500,000, has revolving payment terms, bears interest at prime plus 1% (8.75% at February 24, 1999), is collateralized by substantially all the Company's assets and is personally guaranteed by two stockholders.

4.      CONVERTIBLE               At December 31, 1997, the Company had four
        DEBENTURE                 $125,000 convertible debenture notes
        NOTES                     outstanding. Three of the notes totaling
                                  $375,000 were converted into preferred stock in November 1998 pursuant to the Merger
                                  Agreement; the remaining debenture note was repaid in January 1999.

5.      DEFERRED                  During 1998, the Company negotiated an
        INCOME                    agreement with a supplier whereby the supplier
                                  agreed to forgive a note payable with an outstanding balance of $262,022. Under the terms of the agreement, the forgiveness is cancelable if certain events occur, including the termination of a related agreement with cause. The Company has deferred the recognition of debt forgiveness income until the risk of repayment no longer exists and is expected to recognize 50% of the deferred income on November 30, 1999 and the balance on November 30, 2000, provided the agreement is still in effect on those dates. The agreement also provides for certain supplier marketing development funds received in January 1999 to be deferred over the same period and recognized using the same percentages.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                  Deferred income also includes billed but unearned beeper service revenue as of December 31, 1998 and 1997 of $53,505 and $45,911,
                                  respectively.

6.      PREFERRED STOCK           At December 31, 1998, the Company has
                                  outstanding 15 shares of Series A Preferred
                                  Stock, $1.00 par, and 50 shares of Series B
                                  Preferred Stock, $1.00 par, each with a face value of $25,000 per share. The holders of this preferred stock are entitled to receive, out of funds legally available therefor, cumulative dividends that begin accruing at the date of issuance at the annual rate of 7.5% based upon the initial purchase price of each share of Preferred Stock. No dividends shall be paid to holders of common stock unless all accrued dividends on the preferred stock have been paid. In the event that there is insufficient legally available funds to pay all dividends on the preferred stock, then the Company shall first pay all accrued dividends pro rata on the Series A Preferred Stock and Series B Preferred Stock. If there are sufficient funds to pay all of the dividends on the Series A Preferred Stock and Series B
                                  Preferred Stock, then and remaining funds shall be paid pro rata to the holders of Series C Preferred Stock. The Company has authorized but not issued any Series C
                                  Preferred Stock.

                                  CALL FEATURE

                                  The Series A and Series B Preferred Stock are callable by the Company at any time. The Preferred Stock also carries a mandatory redemption feature whereby all outstanding Series A and Series B Preferred Stock is redeemable at par value five years after the issuance date. As a result of this provision, the Preferred Stock had been recorded outside of the stockholders' equity section of the Company's consolidated balance sheet at December 31, 1998.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                  CONVERSION RATE

                                  Each share of Series A and Series B Preferred Stock has a face value of $25,000 per share and is convertible into 4,166 shares of common stock, or $6.00 per common share ("Conversion Ratio"). The Restated Articles provide that the Conversion Ratio shall be adjusted for various corporate actions of the Company to protect the holders of the preferred stock against dilution, including, but not limited to, stock splits, stock dividends, mergers, reorganization and recapitalizations. The Conversion Ratio shall also be adjusted for the sale of any shares of common stock at a price of less than the conversion price, excluding stock options granted before the filing of the Restated Articles, of which there were none, or granted pursuant to a duly adopted stock option plan for which no more than 10% of the outstanding common stock shall be reserved for issuance.

                                  REDEMPTION

                                  To the extent the Company has funds legally available therefor, the Company shall redeem each share of Series A and Series B Preferred Stock on that date exactly five years after the issuance of such share of preferred stock. To the extent the Company has funds legally available therefor, the Board of Directors of the Company may at any time, in its sole and absolute discretion, redeem by lot any series or portion of any series of the preferred stock. Redeemed shares of preferred stock shall revert to the status of authorized but unissued and may be redesignated and reissued.

                                  VOTING RIGHTS

                                  The Series A and Series B Preferred Stock shall be generally non-voting except as specifically provided for in the Restated Articles

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                  and summarized below:

                                  The vote of the majority of the Series A
                                  Preferred Stock shall be required for
                                  authorization of the following: (i) the
                                  issuance of any securities ranking senior to or in parity with the Series A Preferred Stock except for commercial debt incurred in the ordinary course of business; (ii) any amendments, alterations or repeals of any provision of the Restated Articles affecting the rights or preferences of the Preferred Stock; (iii) any consolidation or merger (unless the Company survives and the capital is not changed); (iv) any transaction or series of transactions in which an excess of 50% of the Company's voting power is transferred; (v) any reclassification or recapitalization; (vi) any dissolution, liquidation, or winding up of the Company;
                                  (vii) any sale of all or more than 50% of the assets of the Company or (viii) any agreement to do any of the foregoing.

                                  The vote of the majority of the Series B
                                  Preferred Stock shall be required for
                                  authorization of the following: (i) the
                                  issuance of any securities ranking senior to or in parity with the Series B Preferred Stock except for commercial debt incurred in the ordinary course of business; (ii) any amendments, alterations or repeals of any provision of the Restated Articles affecting the rights or preferences of the Preferred Stock; (iii) any consolidation or merger (unless the Company survives and the capital is not changed); (iv) any transaction or series of transactions in which an excess of 50% of the Company's voting power is transferred; (v) any reclassification or recapitalization; (vi) any dissolution, liquidation, or winding up of the Company;
                                  (vii) any sale of all or more than 50% of the assets of the Company or (viii) any agreement to do any of the foregoing. Also, the Series B Preferred Stock shall have the right to elect 1/3 of the directors of the Board of Directors.

                                  The vote of the majority of the Series C
                                  Preferred Stock shall be

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                  required for authorization of any securities ranking senior to or in parity with the Series C Preferred Stock except for commercial debt incurred in the ordinary course of business.

                                  In the event that the Company defaults on the payment of any dividend on or redemption of any series of preferred stock, then that series of preferred stock shall become fully voting on all matters submitted to a vote of the shareholders as if fully converted into common stock.

                                  LIQUIDATION

                                  Upon any liquidation, dissolution or
                                  winding-up of the Company, distribution of the assets of the Company shall be made in the following order: (i) to the holders of Series A Preferred Stock, an amount equal to the initial purchase price plus accrued but unpaid dividends; (ii) to the holders of Series B Preferred Stock, an amount equal to the initial purchase price plus accrued but unpaid dividends; (iii) to the holders of the Series C Preferred Stock, an amount equal to the initial purchase price plus accrued but unpaid dividends; and (iv) pro rata to the holders of the preferred stock and common stock.

7.      STOCK OPTIONS             PLAN OPTIONS

                                  Pursuant to 2Connect's Plan of Reorganization confirmed by the Bankruptcy Court on October 27, 1998, all outstanding stock options and stock option plans were terminated. Pursuant to the terms of the employment agreements with Messrs. McGinnis and Ralph, the Company adopted the Bobby Allison Wireless Corporation 1999 Stock Option Plan ("Option Plan") effective January 1, 1999. The Option Plan provides that the Company may grant options to purchase up to 10% of its outstanding common stock but in no event greater than 100,000 shares. On March 31, 1999, the Company granted stock options pursuant to the Option Plan to purchase 42,000 shares of common stock at $6.00 per share.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                  NON-PLAN OPTIONS

                                  The Company issued non-plan options to
                                  purchase 7,500 shares of common stock on December 31, 1998 pursuant to the execution of a license agreement (see Note 12). The value of these options as determined by the Black-Scholes valuation model was not material to the financial statements.

8. RELATED PARTY TRANSACTIONS     The Company had transactions with its
                                  stockholders and an affiliated company in which a stockholder has an ownership interest.
                                  These transactions included in the
                                  accompanying financial statements are
                                  summarized as follows:

                                                                                        1998            1997
                                  --------------------------------------------------------------------------------

                                  STOCKHOLDERS:
                                    Notes payable (Note 3)                            $ 250,000      $ 140,000
                                    Accounts receivable                                      --          1,200

                                  AFFILIATED COMPANY:
                                    Consulting fees paid                                 37,500        180,000
                                    Accounts receivable                                      --          1,546
                                  --------------------------------------------------------------------------------


                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


9.      INCOME TAXES              Deferred income taxes at December 31, 1998
                                  and 1997 consist of the following:


                                                                                             1998          1997
                                  --------------------------------------------------------------------------------

                                  CURRENT DEFERRED TAX ASSET:

                                    Accounts receivable allowance                    $     24,000    $   20,000
                                  --------------------------------------------------------------------------------

                                  Total current deferred tax asset                         24,000        20,000
                                  Less valuation allowance                                      -             -
                                  --------------------------------------------------------------------------------

                                  Net current deferred tax asset                           24,000        20,000
                                  --------------------------------------------------------------------------------
                                  NONCURRENT DEFERRED TAX ASSETS:

                                    Net operating loss carryforwards                      137,000       205,000
                                    Leasehold improvements                                 19,000             -
                                  --------------------------------------------------------------------------------

                                  Total noncurrent deferred tax assets                    156,000       205,000
                                  Less valuation allowance                                      -             -
                                  --------------------------------------------------------------------------------

                                  NET NONCURRENT DEFERRED TAX ASSET                  $    156,000    $  205,000
                                  ================================================================================


                                   At December 31, 1998, the Company had a net operating loss for income tax purposes of approximately $425,000, which expires in 2012, and its use to offset the Company's future taxable income will be limited each year under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, based on the change in ownership that occurred upon the Effective date of the Plan of Reorganization.

                                   Significant components of income tax expense
                                   (benefit) are as follows:

                                                                                            1998           1997
                                  --------------------------------------------------------------------------------
                                  Deferred:
                                    Federal                                           $   39,000   $   (140,000)
                                    State                                                  6,000        (36,000)
                                  --------------------------------------------------------------------------------
                                                                                      $   45,000   $   (176,000)
                                  ================================================================================


                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                                   The following summary reconciles differences from taxes at federal statutory rates with the effective rate:


                                                                                               1998        1997
                                  --------------------------------------------------------------------------------
                                  Federal income taxes at statutory rates                       34%        (34%)
                                  State taxes                                                    5%         (5%)
                                  Graduated rates                                                 -         13%
                                  --------------------------------------------------------------------------------

                                  Taxes on income (benefit) at effective rates                  39%        (26%)
                                  =================================================================================



10.   LEASES                      The Company has entered into various
                                  leases for equipment, office and retail
                                  facilities. Future minimum lease payments under noncancelable operating leases at
                                  December 31, 1998 are:

                                  YEAR ENDING DECEMBER 31,
                                  -----------------------------------------------------------------
                                  1999                                             $     739,642
                                  2000                                                   695,250
                                  2001                                                   447,955
                                  2002                                                   340,411
                                  2003                                                   300,823
                                  Thereafter                                             743,377
                                  -----------------------------------------------------------------

                                  Total minimum payments required                  $   3,267,458
                                  =================================================================

                                   Several retail facility lease agreements provide for additional lease payments based upon various operating expenses of the lessor. These amounts have been estimated for future periods utilizing amounts charged in 1998. Rent expense for the years ended December 31, 1998 and 1997 was $757,236 and
                                   $518,093, respectively.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


11.     PROFIT-SHARING            The Company adopted a 401(k) profit sharing
        PLAN                      plan during 1997 covering substantially all
                                  employees. Participants may contribute up to the lesser of 10% of their annual compensation or the maximum amount allowable under provisions of the Internal Revenue Code. The
                                  Plan requires Company contributions equal to 25% of each participant's contribution up to 5% of compensation. Company contributions to the plan were $6,398 and $4,820 for 1998 and 1997, respectively.

12.     COMMITMENTS               LICENSE AGREEMENT
        AND
        CONTINGENCY               The Company has a license agreement effective
                                  December 31, 1998 with Robert A. Allison a/k/a/ Bobby Allison ("Mr. Allison"), the renown NASCAR driver, whereby the Company may utilize Mr. Allison's name in connection with its operations. Also, Mr. Allison is required to make eight personal promotional appearances and spend up to 48 hours on advertising campaigns such as television, radio or print advertisement.

                                  The initial term of the license agreement is ten years, which commenced on December 31, 1998. The Company has options to renew the license agreement for five successive five-year terms for a total term (including the initial term) of 35 years. In consideration of this license and these services, the Company pays Mr. Allison a fixed annual fee of $36,000 per year during the first year and $48,000 per year for the following 9 years, $52,800 per year during the first five-year renewal period, $58,080 per year for the second five-year renewal period, $63,888 during the third five-year renewal period, $70,277 per year during the fourth five-year renewal period and $77,305 per year during the fifth five-year renewal period ("Fixed Fees").

                                  In addition to the Fixed Fees, the Company will pay Mr. Allison a contingent fee equal to the difference between that amount which is equal to one-tenth of one percent of the Company's annual net

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                  sales, and the Fixed Fee for such year with respect to the Company's first $100 million of annual net sales plus that amount equal to three-hundredths of one percent of annual net sales over $100 million.

                                  As part of the agreement, the Company also issued options (see Note 7) to the licensor to purchase 7,500 shares of the Company's common stock with an exercise price of $6.00 per share. The option is exercisable May 31, 1999 and expires 15 days after the termination of this agreement. The license agreement imposes certain restrictions on the options or, if exercised, the underlying common stock in the event of a breach in the license agreement by the licensor.

                                  EMPLOYMENT AGREEMENTS

                                  On December 31, 1998, the Company entered into employment agreements with the Company's Chief Executive Officer and President (collectively "the Officers"). The employment agreements have an initial term of three years. Upon the expiration of the initial term, the employment agreements automatically renew for successive one-year terms unless sooner terminated by the Company or either Officer giving written notice 120 days prior to the commencement of such renewal term. During the first 12 months of the employment agreements, the Officers shall each receive a minimum annual base compensation of $135,000. At the end of such initial 12-month period and each 12-month period thereafter, the Company's Board of Directors shall review the Officers' annual salary to determine the next 12 months' annual compensation provided, however, that the Officers' annual salary shall be increased a minimum of 6% each year.

                                  In the event that either Officer terminates their employment agreement for the Company's breach of its terms, then the Company shall pay the officer severance compensation equal to

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                  two-thirds (2/3) of the Officer's annual compensation at the time of the termination if during the initial three-year term and one-fourth (1/4) of the Officer's annual compensation at the time of the termination if during a renewal term.

                                  The employment agreements require that the Board of Directors approve an incentive compensation plan which provides additional compensation to the Officers based upon the Company's net income and which, at a minimum, shall be equal to 2% of the Company's net income for any applicable employment year. In the event that either Officer terminates the employment agreement for the Company breach of its terms, then the Company shall pay the Officer severance compensation equal to two-thirds of the Officer's annual compensation at the time of the termination if during the initial three-year term and one-fourth of the Officer's annual compensation at the time of the termination if during a renewal term.

                                  MEDICAL INSURANCE PLAN

                                  The Company self insures a portion of its employee medical insurance plan. Expense is based on payments made plus estimates of unpaid claims. Any claims exceeding approximately $5,000 are covered by insurance.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


13.     SUPPLEMENTAL CASH FLOW    Supplemental cash flow information is as
        INFORMATION               follows:

                                  YEAR ENDED DECEMBER 31,                                     1998         1997
                                  --------------------------------------------------------------------------------

                                  Cash paid for interest                                $  128,838    $ 143,708
                                  --------------------------------------------------------------------------------

                                  Noncash financing and investing activities:
                                    Conversion of debentures into Series A preferred
                                      stock                                             $ (375,000)    $   --
                                    Conversion of debentures into Series B preferred
                                      stock                                               (140,000)        --
                                    Forgiveness of note payable classified as
                                      deferred revenue                                    (262,022)        --
                                    Accrued preferred stock dividends                       13,736         --
                                    Record acquisition:
                                      Prepaid expenses                                      (1,789)        --
                                      Fixed assets                                        (175,000)        --
                                      Goodwill                                            (335,626)        --
                                      Accrued expenses                                     142,202         --
                                      Debenture notes payable                              250,000         --
                                      Other notes payable                                   10,838         --
                                  ================================================================================



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         At the time of the Company's initial public offering, the Company's balance sheet for the fiscal year ended December 31, 1996 and the related statements of operations and deficit accumulated during the development stage, shareholders equity and cash flows for the period from April 19, 1996 (date of inception) to December 31, 1996 were audited by the independent accounting firm of KPMG LLP, formerly known as KPMG Peat Marwick LLP ("KPMG"). KPMG expressed its unqualified opinion as to such financial statements of the Company in its report dated February 20, 1997, except as to the last paragraph of Note 9, which is as of May 5, 1997.

         On November 21,1997, the Company changed its fiscal year end to the Saturday nearest January 31, in conformity with the National Retail Federation fiscal calendar. The Company filed a Form 8-K on December 3, 1997 giving notice of this change and the Company's intent to reflect the fiscal year transition on Form 10-KSB for the year ended January 31, 1998.

         The Company filed for bankruptcy on January 12, 1998. Subsequently, the U.S. Bankruptcy Court, Southern District of Florida, did not authorize the expenditure of the Company's funds for an audit. Therefore, the Company was unable to engage KPMG to complete an audit of the Company's financial statements for the one month ended January 31, 1997 and the year ended January 31, 1998. As a result of the Company's failure to have an audit completed, the Company did not file a Form 10-KSB for such fiscal year.

         There were no disagreements during 1996 or 1997 between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG would have caused it to make reference to the subject matter of the disagreement in its report. Since its emergence from bankruptcy, the Company contacted KPMG regarding its audit. However, KPMG has declined to stand for reelection which was confirmed by its letter to the Company dated January 8, 1999.

         On January 7, 1999, in anticipation of KPMG's declination to stand for reelection, the Company engaged BDO Seidman, LLP ("BDO Seidman") as the successor independent auditor, which engagement was approved by the Board of Directors of the Company on the same date. BDO Seidman is an international accounting and consulting organization with three offices in Florida. BDO Seidman was engaged on January 7, 1999 to audit the Company's financial statements for the one-month ended January 31, 1997 and the fiscal year ended January 31, 1998.

         The Merger described in Item 1 of the Company's Form 8-K for the event dated December 31, 1998 filed on January 8, 1999 results in a change of control of ownership of the Company. BDO Seidman has advised the Company that the financial statements of the Company for the years prior to 1999 would include only the results of operations of Bobby Allison as a result of the change in control. Consequently, BDO Seidman has been engaged to audit the Company's financial statements for the year ended December 31, 1998 which will be the historical financial statements of Bobby Allison. As reflected in Item 7 above, the historical financials of BAC for the year ended December 31, 1997 was audited by the independent accounting firm of Carter, Belcourt & Atkinson, P. A.

         The Company's historical financial statements for the year ended January 31, 1998 and the one month period ended January 31, 1997 existing prior to the Merger, which were audited by BDO Seidman, have been filed with the Company's Form 8-K/A amending the Company's Form 8-K reporting the Merger.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND PROMOTERS

         The following table sets forth certain information regarding the current executive officers and directors of the Company.

     NAME                              AGE            POSITION
     ----                              ---            --------
  Robert L. McGinnis                    58            Chairman of the Board, Chief Executive Officer and
                                                      Treasurer

  James L. Ralph                        35            President, Secretary and Director

  James S. Holbrook, Jr.                55            Director


         ROBERT L. MCGINNIS has served as Chairman of the Board, Chief Executive Officer and Treasurer of the Company since December 31, 1998. Mr. McGinnis previously served as Chief Executive Officer of Bobby Allison Cellular Systems of Florida, Inc. which merged with the Company on December 31, 1998.

         JAMES L. RALPH has served as President, Secretary and Director since December 31, 1998. Mr. Ralph previously served as the President and Chief Operating Officer of Bobby Allison Cellular Systems of Florida, Inc. which merged with the Company on December 31, 1998.

         JAMES S. HOLBROOK, JR. has served as Director since December 31, 1998 and served as Chairman of Board and Chief Executive Officer from August 27, 1998 until December 31, 1998. Mr. Holbrook is, and has for the past five (5) years been, the chief executive officer of Sterne Agee and its affiliated companies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of the Common Stock ("Section 16 Insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC").
Section 16 Insiders are required by the SEC regulations to furnish the Company with copies of all SEC forms required under Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a) Forms"). Based solely on review of the
Section 16(a) Forms as furnished to the Company, the Company believes that for the period from January 1, 1998 through December 31, 1998, all Section 16 Insiders filed their Section 16(a) Forms in a timely manner, except that Sterne, Agee & Leach, Inc. was late filing its Form 3. Also, since December 31, 1998, Robert L. McGinnis, James L. Ralph, Sterne Agee & Leach Group Inc., and The Trust Company of Sterne, Agee & Leach, Inc. were late filing their Form 3s and James S. Holbrook, Jr. was late filing his Form 4.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company for services rendered during, 1998, 1997 and 1996, as applicable, to the Company's three (3) chief executive officers serving during the fiscal year ending December 31, 1998 (the "Named Executive Officers").

ANNUAL COMPENSATION

                                                                SALARY      BONUS      OTHER ANNUAL      ALL OTHER
     NAME AND PRINCIPAL POSITION (1)                  YEAR       ($)         ($)       COMPENSATION    COMPENSATION
     -------------------------------                  -----   ---------   ---------    ------------    ------------
Marc D. Fishman, CEO                                  1998    $      0        0              0                  0
(Incorporation-January 7, 1998)                       1997     150,000        0              0                  0
                                                      1996     112,500        0              0                  0

Thomas H. Hicks, CEO                                  1998    $145,988        0              0         $16,406.26 (2)

(January 7, 1998-August 27, 1998)                     1997      43,299        0              0                  0
                                                      1996           0        0

James S. Holbrook, Jr., Chairman and CEO              1998           0        0              0                  0
(August 27, 1998-December 31, 1998)                   1997           0        0              0                  0
                                                      1996           0        0              0                  0



(1) As of December 31, 1998, Robert L. McGinnis became the Chairman of the Board and CEO and James L. Ralph became the President and COO pursuant to the Merger and subject to employment agreements. See "Employment Agreements."

(2) Received as consulting fees after terminating employment with the Company.

EMPLOYMENT AGREEMENTS

         Pursuant to the Merger, Robert L. McGinnis and James L. Ralph became the Named Executive Officers of the Company. They have each entered into employment agreements with the Company effective December 31, 1998, a summary of which are discussed below.

         MCGINNIS AGREEMENT. Pursuant to the employment agreements entered into between the Company and Robert L. McGinnis ("McGinnis Agreement") on December 31, 1998, Mr. McGinnis became the Company's Chief Executive Officer. The McGinnis Agreement shall have an initial term of three (3) years. Upon the expiration of the initial term, the McGinnis Agreement shall automatically renew for successive one (1) year terms unless sooner terminated by either party giving written notice one hundred twenty (120) days prior to the commencement of such renewal term. During the first twelve (12) months of the McGinnis Agreement, Mr. McGinnis shall receive a minimum annual base compensation of One Hundred Thirty-Five Thousand Dollars ($135,000). At the end of such initial twelve (12) month period and each twelve (12) month period thereafter, the Company's Board of Directors shall review Mr. McGinnis' annual salary to determine the next twelve (12) months annual compensation; provided, however, that Mr. McGinnis' annual salary shall be increased a minimum of six percent (6%) each year. The McGinnis Agreement requires that the Board of Directors approve an incentive compensation plan which provides additional compensation to

Mr. McGinnis based upon the Company's net income and which at a minimum shall be equal to two percent (2%) of the Company's net income for any applicable employment year. The Board of Directors may also reward Mr. McGinnis additional discretionary compensation in the form of bonuses or other rewards. In the event that Mr. McGinnis terminates the McGinnis Agreement for the Company's breach of its terms, then the Company shall pay Mr. McGinnis severance compensation equal to two-thirds (2/3) of Mr. McGinnis' annual compensation at the time of the termination if during the initial three (3) year term and one-fourth (1/4) of Mr. McGinnis' annual compensation at the time of the termination if during a renewal term.

         Pursuant to the McGinnis Agreement, Mr. McGinnis will be entitled to receive other benefits such as an automobile, health insurance, disability insurance, reimbursement of business expenses and the right to participate in other employee benefit plans, retirement plans, deferred compensation plans and other fringe benefits generally made available to executive and management employees of the Company. The McGinnis Agreement further provides that Mr. McGinnis will be eligible to participate in a stock option plan of the Company which has reserved for issuance at least ten percent (10%) of the issued and outstanding capital stock of the Company. As previously stated, no stock option plan has yet been adopted.

         Finally, the McGinnis Agreement provides that the Company shall fund the premium of a life insurance policy on Mr. McGinnis' life which will provide a split-dollar benefit, i.e, death benefit to the Company and cash surrender value to Mr. McGinnis' designated beneficiaries or estate in the event of his death. The life insurance policy shall be a permanent life policy with a face amount that will cause the annual premium to exceed the annual cost of term life insurance by $15,000. If Mr. McGinnis is terminated, then Mr. McGinnis shall become the sole owner of the policy. Mr. McGinnis and the Company entered into a Split-Dollar Agreement on February 10, 1999, effective December 31, 1998.

         RALPH AGREEMENT. Pursuant to the employment agreements entered into between the Company and James L. Ralph ("Ralph Agreement") on December 31, 1998, Mr. Ralph became the Company's President. The Ralph Agreement shall have an initial term of three (3) years. Upon the expiration of the initial term, the Ralph Agreement shall automatically renew for successive one (1) year terms unless sooner terminated by either party giving written notice one hundred twenty (120) days prior to the commencement of such renewal term. During the first twelve (12) months of the Ralph Agreement, Mr. Ralph shall receive a minimum annual base compensation of One Hundred Thirty-Five Thousand Dollars ($135,000). At the end of such initial twelve (12) month period and each twelve
(12) month period thereafter, the Company's Board of Directors shall review Mr. Ralph's annual salary to determine the next twelve (12) months annual compensation; provided, however, that Mr. Ralph' annual salary shall be increased a minimum of six percent (6%) each year. The Ralph Agreement requires that the Board of Directors approve an incentive compensation plan which provides additional compensation to Mr. Ralph based upon the Company's net income and which at a minimum shall be equal to two percent (2%) of the Company's net income for any applicable employment year. The Board of Directors may also reward Mr. Ralph additional discretionary compensation in the form of bonuses or other rewards. In the event that Mr. Ralph terminates the Ralph Agreement for the Company's breach of its terms, then the Company shall pay Mr. Ralph severance compensation equal to two-thirds (2/3) of Mr. Ralph's annual compensation at the time of the termination if during the initial three (3) year term and one-fourth (1/4) of Mr. Ralph's annual compensation at the time of the termination if during a renewal term.

         Pursuant to the Ralph Agreement, Mr. Ralph will be entitled to receive other benefits such as an automobile, health insurance, disability insurance, reimbursement of business expenses and the right to participate in other employee benefit plans, retirement plans, deferred compensation plans and other fringe benefits generally made available to executive and management employees of the Company. The Ralph Agreement further provides that Mr. Ralph will be eligible to participate in a stock option plan of the Company which has reserved for issuance at least ten percent (10%) of the issued and outstanding capital stock of the Company. As previously stated, no stock option plan has yet been adopted.

         Finally, the Ralph Agreement provides that the Company shall fund the premium of a life insurance policy on Mr. Ralph's life which will provide a split-dollar benefit, i.e., death benefit to the Company and Mr. Ralph's designated beneficiaries or estate in the event of his death. The life insurance policy shall be a permanent life policy with a face amount that will cause the annual premium to exceed the annual cost of term life insurance by $10,000. If Mr. Ralph is terminated, then Mr. Ralph shall become the sole owner of the policy. Mr. Ralph and the Company entered into a Split-Dollar Agreement on February 10, 1999, effective December 31, 1998.

         Copies of the Employment Agreements are attached as exhibits to the Company's Form 8-K filed on January 8, 1999 and copies of the Split-Dollar Agreements are attached hereto.

 STOCK OPTIONS

         Pursuant to the Company's Plan of Reorganization confirmed by the Bankruptcy Court on October 27, 1998, all outstanding stock options and stock option plans were terminated. Pursuant to the terms of the employment agreements with Messrs. McGinnis and Ralph, the Company adopted the Bobby Allison Wireless Corporation 1999 Stock Option Plan ("Option Plan") effective January 1, 1999. The Option Plan provides that the Company may grant options to purchase up to ten (10%) of the outstanding Common Stock but in no event greater than 100,000 shares. On March 31, 1999, the Company granted incentive stock options to certain employees of the Company for the right to purchase up to 42,000 shares at $6.00 per share exercisable immediately, including options to purchase up to 10,000 shares of Common Stock granted to each of Messrs. McGinnis and Ralph. The Company granted a new employee options to purchase 2,500 shares of Common Stock on May 1, 1999.

COMPENSATION OF DIRECTORS

         Directors do not currently receive any compensation for serving as a director of the Company. The Company does, however, reimburse directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not have a compensation committee. However, Mr. McGinnis, the Chairman of the Board and CEO and Mr. Ralph, the President and COO, are two of the three members of the full Board of Directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of outstanding shares of Common Stock beneficially owned as of March 15, 1999 by (i) each person or entity known by the Company to own more than 5% of the outstanding Common Stock; (ii) each Named Executive Officer of the Company; (iii) each director of the Company, and (iv) all executive officers and directors of the Company as a group.

      NAME OF BENEFICIAL OWNER                                         SHARES(1)   PERCENTAGE(2)
      ------------------------                                        ---------    -------------
Robert L. McGinnis (3)                                                 197,498         25.9%
2055 Lake Avenue, S.E., Suite A
Largo, Florida 33771

James L. Ralph(3)                                                      197,498         25.9%
2055 Lake Avenue, S.E., Suite A
Largo, Florida 33771

James S. Holbrook, Jr.(4)(5)                                           279,976         37.29%
1901 Sixth Avenue North, Suite 2100
Birmingham, Alabama 35203

Sterne, Agee & Leach Group, Inc.(5)                                    246,648         32.85%
1901 Sixth Avenue North
Birmingham, Alabama 35203




Sterne, Agee & Leach, Inc.(5)                                          246,648         32.85%
1901 Sixth Avenue North
Birmingham, Alabama 35203

The Trust Company of Sterne, Agee & Leach, Inc.(5)                     246,648         32.85%
800 Shades Creek Parkway, Suite 125
Birmingham, Alabama 35209

All directors and executive officers as a group (3 persons)            674,972         85.57%


----------

(*) Indicates beneficial ownership of less than 1% of the outstanding shares of the Company's Common Stock.

(1) Includes shares of Common Stock owned and shares of Common Stock into which shares of convertible preferred stock of the Company owned by such person is convertible. The only direct owners of the Common Stock at this time are Robert
L. McGinnis, James L. Ralph, Sterne, Agee & Leach, Inc. and The Trust Company of Sterne, Agee & Leach, Inc.

(2) Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934 ("Exchange Act"). Under Rule 13d-3(d), shares not outstanding which are subject to options exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by any other person listed. As of December 31, 1998, the Company had 750,790 shares of Common Stock outstanding which is adjusted for such options.

(3) Messrs, McGinnis and Ralph are Named Executive Officers, directors and five
(5) percent shareholders. Each of Messrs, McGinnis and Ralph hold an option to purchase up to 10,000 shares of Common Stock at $6.00 per share which are currently exercisable.

(4) Mr. Holbrook is a director, 5% beneficial owner and served as Chairman and CEO from August 27 through December 31, 1998.

(5) Mr. Holbrook (33,328 shares ), Sterne, Agee & Leach Group, Inc. (99,948 shares) Sterne, Agee and Leach, Inc.,(30,000 shares) and The Trust Company of Sterne, Agee & Leach, Inc. (116,664 shares) constitute a voting group under Rule 13d-1 as defined in the Exchange Act. Mr. Holbrook disclaims beneficial ownership of all securities held by Sterne, Agee & Leach Group, Inc., Sterne, Agee & Leach, Inc. and The Trust Company of Sterne, Agee & Leach, Inc. Sterne, Agee & Leach Group, Inc., Sterne, Agee & Leach, Inc. and The Trust Company of Sterne, Agee & Leach, Inc. as trustees disclaim beneficial ownership of all securities held by The Trust Company of Sterne, Agee & Leach, Inc. for the benefit of third parties.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to the Merger, each of Messrs. McGinnis and Ralph were issued debentures of the Company in the principal amount $125,000 payable in installment over three (3) years at an interest rate of 7.5% per annum. See Item
1. "The Merger."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The exhibits required to be filed by this Item 13(a) are listed herein on the Index to Exhibits on page 58 and are hereby incorporated herein by reference.

(b) Reports on Form 8-K: The Company filed the following Form 8-K's during the quarter ended December 31, 1998 which includes a listing of the items reported, whether any financial statements were attached and the dates of such reports

       (1) Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. (the "Company") Current Report on Form 8-K filed September 1, 1998 reporting a change of control under Item 2 of Form 8-K, the execution of the Agreement between the Company and Sterne, Agee & Leach, Inc. dated August 27, 1998 under Item 5 of Form 8-K and the resignation of certain directors under Item 6 of Form 8-K. No financial statements are attached to this Form 8-K.

        (2) Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. (the "Company") Current Report on Form 8-K filed September 25, 1998 reporting the filing of the Monthly Financial Report with the Bankruptcy Court under Item 5 of Form 8-K which included as an exhibit the Monthly Financial Report for the period from August 2, 1998 to August 29, 1998.

        (3) Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. (the "Company") Current Report on Form 8-K filed October 26, 1998 reporting the filing of the Monthly Financial Report with the Bankruptcy Court under Item 5 of Form 8-K which included as an exhibit the Monthly Financial Report for the period from August 30, 1998 to October 3, 1998.

        (4) Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. (the "Company") Current Report on Form 8-K filed November 18, 1998 reporting the filing of the Monthly Financial Report with the Bankruptcy Court under Item 5 of Form 8-K which included as an exhibit the Monthly Financial Report for the period from October 4, 1998 to October 31, 1998.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                        BOBBY ALLISON WIRELESS CORPORATION f/k/a
                                          2CONNECT EXPRESS, INC.



                                        By:    /s/ Robert L. McGinnis
                                               --------------------------------
                                        Name:  Robert L. McGinnis
                                        Title: Chairman of the Board and Chief
                                               Executive Officer



SIGNATURE                               TITLE                                                  DATE
---------                               -----                                                  ----


/s/ ROBERT L. MCGINNIS                  Chairman of the Board, Chief Executive Officer         June 1, 1999
-------------------------------         (Principal Executive Officer) and Treasurer
Robert L. McGinnis                      (Principal Financial and Accounting Officer)


/s/ JAMES L. RALPH                      President and Secretary                                June 1, 1999
-------------------------------
James L. Ralph

/s/ JAMES S. HOLBROOK, JR.              Director                                               June 1, 1999
-------------------------------
James S. Holbrook, Jr.


                                   FORM 10-KSB
                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                                DESCRIPTION                                                      PAGE
------                                -----------                                                      ----

3.1           First Amended and Restated Articles of Incorporation of the Company, as
              amended (4)(5)(7)

3.2           Bylaws of Company (1)

3.3           Amendment to Bylaws dated June 1, 1999

4.1           Specimen Stock Certificate of Company (1)

9.9           Voting Trust Agreement with Mark D. Fisherman (1)(8)

10.1          2Connect Express, Inc. 1996 Stock Option Plan (1)(8)

10.2          2Connect Express, Inc. Director's Option Plan (1)(8)

10.3 Amended and Restated Employment Agreement with Marc. D. Fisherman dated as of April 1, 1997 (1)(8)

10.4          Employment Agreement between the Company and Kevin Killoran dated
              June 17, 1997 (1)(8)

10.5          Employment Agreement between the Company and Michael Wichelns dated
              June 17, 1996 (1)(8)

10.6          Employment Agreement between the Company and Jeff Manly dated June 17,
              1996 (1)(8)

10.7          Form of Indemnification Agreement between Company and Marc D. Fisherman
              (1)(8)

10.8          Form of Indemnification Agreement between Company and Steven Stedman
              (1)(8)

10.9          Form of Indemnification Agreement between Company and Jeff Manly (1)(8)

10.10         Form of Indemnification Agreement between Company and Kevin Killoran
              (1)(8)

10.11         Form of Indemnification Agreement between Company and Ira Neimark (1)(8)

10.12         Form of Indemnification Agreement between Company and David Colby (1)(8)

10.13         Form of Indemnification Agreement between Company and Lynn Tilton (1)(8)

10.14         Form of Indemnification Agreement between Company and Arnold Jaffee (1)(8)

10.15         Management Agreement between the Company and Bobby Allison Cellular
              Systems of Florida, Inc. (2)





10.16         Agreement by an between the Company and Sterne, Agee & Leach, Inc. dated
              August 27, 1998 (3)

10.17         Debtor's Amended Plan of Reorganization file June 24, 1998 (4)

10.18         Second Amended Disclosure Statements for Amended Plan of Reorganization
              filed June 24, 1998 (4)

10.19         First Modification to Amended Plan of Reorganization dated August 7, 1998 (4)

10.20         First Modification to Second Amended Disclosure Statement dated August 7,
              1998 (4)

10.21         Second Modification to Amended Plan of Reorganization filed August 28, 1998
              (4)

10.22         Merger Agreement by and among the Company, 2Connect Acquisition Corp.,
              Bobby Allison Cellular Systems of Florida, Inc. and the shareholders of Bobby
              Allison Cellular Systems of Florida, Inc. dated May 1, 1998, as amended
              October 26, 1998. (5)

10.23         Employment Agreement of Robert L. McGinnis (5)

10.24         Employment Agreement of James L. Ralph (5)

10.25         License Agreement with Robert A. Allison a/k/a Bobby Allison

10.26*        Exclusive Regional Retail Dealer Agreement, effective December 1,
              1998, by and between Bobby Allison Cellular Systems of Florida,
              Inc. and AT&T Wireless Services of Florida, Inc. d/b/a AT&T
              Wireless Services.

10.27         Bobby Allison Wireless Corporation 1999 Stock Option Plan

16.1          Letter of KPMG LLP on change of accountants (6)

21.1          Subsidiaries of Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc.

27.1          Financial Data Schedule


 * To be filed by amendment. Upon filing such amendment, certain provisions of this exhibit will be subject to a request for confidential treatment filed with the Securities and Exchange Commission.

(1) Registration Statement on Form SB-2 with respect to the units of Bobby Allison Wireless Corporation f/k/a/ 2Connect Express, Inc.(Commission File No. 333-15567) is incorporated by in reference into Part III of this report.

(2) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Quarterly Report on Form 10-QSB for the quarter ended August 1, 1998 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

(3) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Current Report on Form 8-K for the event occurring on August 27, 1998 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

(4) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Quarterly Report on Form-10SB for the quarter ended October 31, 1998 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

(5) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Current Report on Form 8-K for the event occurring on December 31, 1998 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

(6) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. current report on Form 8-K for the event occurring on January 7, 1999 (Commission File No. 000-22251), is incorporated in reference to Part III of this report.

(7) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. current report on Form 8-K for the event occurring on March 1, 1999 (Commission File No. 000-22251), is incorporated in reference to Part III of this report.

(8) Each of these documents have either expired or were terminated upon the confirmation of the Company's Plan of Reorganization confirmed by the U.S. Bankruptcy Court, Southern District of Florida on October 27, 1998.