Form 10QSB
period 1999-03-31
BOBBY ALLISON WIRELESS CORP
filed 1999-06-23
CIK 1021294

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999, or

( ) Transition Report under Section 13 or 15(d) of the Exchange Act

    For the transition period from __________________ to __________________.

Commission File Number: 000-22251

         BOBBY ALLISON WIRELESS CORPORATION f/k/a 2CONNECT EXPRESS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Florida                                        65-0674664
-----------------------                     ------------------------------------
(State of Incorporation                     (I.R.S. Employer Identification No.)
or Organization)

2055 Lake Avenue, S.E., Suite A, Largo, Florida              33771
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

                                    None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, Par Value $.01 Per Share

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]          No  [X]

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [ ]          No  [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 480,000 shares of Common Stock, par value $.01 per share, as of May 15, 1999.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                                      INDEX




                                                                                       PAGE

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated balance sheets -
         March 31, 1999 and December 31,1998                                             3

         Consolidated statements of operations -
         three months ended March 31, 1999 and March 31, 1998                            5

         Consolidated statements of cash flows -
         three months ended March 31, 1999 and March 31, 1998                            6

         Notes to consolidated financial statements                                      7

Item 2.  Management's Discussion and Analysis or Plan of Operation.                      8



PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.                                                             13


Item 2.  Changes in Securities.                                                         13


Item 3.  Defaults Upon Senior Securities.                                               13


Item 4.  Submission of Matters to a Vote of Security Holders.                           13


Item 5.  Other Information.                                                             13



Item 6.  Exhibits and Reports on Form 8-K                                               13

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                Bobby Allison Wireless Corporation and Subsidiary
                           Consolidated Balance Sheets


                                                                                March 31, 1999        December 31, 1998
                                                                                 (Unaudited)

Assets

Current:

         Cash                                                                        $59,961               $125,155

         Accounts receivable, less allowance for doubtful accounts of                481,107                684,344
         $34,038 and $76,144

         Prepaid expenses                                                             18,886                 29,091

         Inventories                                                                 614,402                645,976

         Deferred tax asset                                                           24,000                 24,000

                  Total current assets                                             1,198,356              1,508,566

Leasehold improvements and equipment, at cost:                                     1,289,907                950,068
Less accumulated depreciation                                                        292,067                265,491

                  Net leasehold improvements and equipment                           997,840                684,577

Other assets:

         Goodwill and other intangible assets, net of accumulated                    343,348                350,397
         amortization of $135,991 and $135,442

         Deferred tax asset                                                          130,000                156,000

         Deposits                                                                     67,872                 25,038

                  Total other assets                                                 541,220                531,435

                                                                                  $2,737,416             $2,724,578


          See accompanying notes to consolidated financial statements.

                Bobby Allison Wireless Corporation and Subsidiary
                     Consolidated Balance Sheets, Continued


                                                                     March 31, 1999   December 31, 1998
                                                                      (Unaudited)

Current liabilities:

         Accounts payable                                             $   455,298       $   550,156

         Accrued expense                                                  161,578           266,624

         Deferred income                                                  488,396           315,528

         Current maturities of long-term debt                             176,949           168,877
         Convertible debenture                                                 --           125,000
                  Total current liabilities                             1,282,221         1,426,185

Long-term liabilities:

         Long-term debt, less current maturities                          584,089           441,961

                  Total liabilities                                     1,866,310         1,868,146

Preferred stock:

         Series A convertible preferred stock, $1.00 par, shares          375,000           375,000
         authorized 20; outstanding 15

         Series B convertible preferred stock, $1.00 par, shares        1,250,000         1,250,000
         authorized 50; outstanding 50

                  Total preferred stock                                 1,625,000         1,625,000
Capital deficit:

         Common stock, $.01 par; shares authorized 25 million;              4,800             4,800
         outstanding 480,000

         Additional paid-in capital                                       100,405           100,405

         Deficit                                                         (859,099)         (873,773)

                  Total capital deficit                                  (753,894)         (768,568)

                                                                      $ 2,737,416       $ 2,724,578

          See accompanying notes to consolidated financial statements.

                Bobby Allison Wireless Corporation and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)



Three Months Ended March 31,                                                1999             1998

Revenues:

         Product sales                                                  $ 1,236,835       $ 1,278,607

         Activation commissions                                             730,119           224,437

         Pager services                                                     226,816            27,782

                  Total revenues                                          2,193,770         1,530,826
Cost of sales                                                               804,835           878,068

         Gross profit                                                     1,388,935           652,758

Operating expenses:

         Selling, general and administrative expenses                     1,235,905           606,641

         Depreciating and amortization                                       33,826            51,272

                  Total operating expenses                                1,269,731           657,913
                  Operating income (loss)                                   119,204            (5,155)

Other income (expense):

         Interest expense                                                   (33,168)          (65,611)

         Interest income                                                      2,238             1,650

         Other                                                              (18,936)          (13,443)

                  Total other expense                                       (49,866)          (77,404)

Income (loss) before taxes on income                                         69,338           (82,559)
Income tax (expense) benefit                                                (26,000)           30,000

Net income (loss)                                                            43,338           (52,559)
Preferred stock dividends                                                   (28,664)               --

Net income (loss) available to common stockholders                      $    14,674       $   (52,559)

Earnings (loss) per common share (basic and diluted)                    $      0.03
Weighted average shares outstanding                                         480,000
Pro forma earnings (loss) per common share: (basic and diluted)                           $     (0.11)
Pro forma weighted average shares outstanding: (basic and diluted)                            480,000

          See accompanying notes to consolidated financial statements.

                Bobby Allison Wireless Corporation and Subsidiary
                      Consolidated Statement of Cash Flows
                                   (Unaudited)




For the Three Months Ended March 31,                                                1999             1998

Cash flows from operating activities:

Net income (loss)                                                                $  43,338       $ (52,559)

Adjustments to reconcile net income (loss) to net cash provided by
(used for) operating activities:                                                        --

         Depreciation and amortization                                              33,826          51,272

         Loss on disposal of equipment                                                  --          67,548

         Cash provided by (used for):

                  Accounts receivable                                              203,237         (54,089)

                  Prepaid expenses                                                  10,205            (515)

                  Inventories                                                       31,574          85,626

                  Deferred Tax Asset                                                26,000         (30,000)

                  Accounts payable                                                 (94,858)       (196,379)

                  Deferred Revenue                                                 172,868           9,639

                  Accrued expenses                                                (133,710)         11,755

Net cash provided by (used for) operating activities                               292,480        (107,702)

Cash flows from investing activities:

         Purchase of leasehold improvements and equipment                         (340,040)             --

         (Increase) decrease in deposits                                           (42,834)          1,299

Net cash provided by (used for) investing activities                              (382,874)          1,299

Cash flows from financing activities:

         Proceeds from issuance of long-term debt                                       --         147,906

         Proceeds from line of credit                                              150,200              --

         Repayment of convertible debenture                                       (125,000)             --

         Cancellation of Treasury Stock                                                 --           6,500

Net cash provided by financing activities                                           25,200         154,406

Net increase (decrease) in cash:                                                   (65,194)         48,003
Cash, beginning of quarter                                                         125,155         (12,010)

Cash, end of quarter                                                             $  59,961       $  35,993

Supplemental Cash Information:
         Cash paid for interest                                                  $  33,168       $  65,611

          See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                  (Notes to Consolidated Financial Statements)

Summary of Summary of Significant Accounting Policies.

         Basis of Presentation

         The unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-QSB and therefore, do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain items included in these statements are based upon management estimates. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for fair presentation. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results expected for the fiscal year ending December 31,1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31,1998. See Note 1 to those financial statements for a discussion of the recapitalization and merger with Bobby Allison Cellular Systems of Florida, Inc.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Bobby Allison Wireless Corporation and its wholly-owned subsidiary (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Net Income (Loss) Per Common Share

         Basic EPS is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period without consideration for potential common shares. Potential common shares were not included for the three months ended March 31, 1999 and 1998 since their effects are antidultive under the Treasury stock method for options and warrants and if-converted method for convertible preferred stock. For 1998, the Company has presented earnings per share on a pro forma basis as if the merger, which occurred December 31, 1998, had occurred on January 1, 1998.

         Store Property and Development Costs

         Costs incurred prior to the opening of a store and certain costs related to the implementation of corporate sales programs are capitalized and amortized over a period of twelve months starting with the month of commencement of such programs and new stores. All such previously accrued "pre-opening" costs have been written off to restructuring expenses as part of the Company's reorganization.

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS 122, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

         Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

General

         The Company, headquartered in Largo, Florida, is an enclosed regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer which, as of June 15, 1999, had 30 sales locations including twenty-four (24) in-line stores, five (5) kiosks and one (1) direct sales location all of which are located in Central and South Florida. The Company's products, which range in price up to approximately $699 cover a broad assortment of over two hundred fifty (250) stock-keeping units and a wide range of service plans offered by six (6) service providers, AT&T Wireless Services and paging carriers.

         The Company plans to expand its operations beyond the State of Florida and is currently negotiating with malls to expand its operations into the State of Georgia, particularly Atlanta, Augusta, Macon and Savannah. The Company expects to open its first store outside of the State of Florida in Atlanta, Georgia in July of 1999. The Company has no immediate plans to expand in other states at this time but is currently investigating opportunities in North Carolina and South Carolina. The Company's expansion plans are dependent upon, among other things, obtaining additional capital whether in the form of debt or equity. The Company has not currently obtained the necessary financing or identified any such financing. Consequently, there is not assurance that the Company will be able to obtain the necessary financing, or if available, that such financing will be on terms acceptable to the Company. As a result, the Company may be unable to complete its expansion plans or such plans may be substantially delayed.

         During 1998, the Company planned and implemented a re-structuring which included:

- the January 12, 1998 filing of a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code to restructure the business
-        significantly reducing corporate overhead
- pursuant to the Chapter 11 proceedings, rejecting the leases and closing all of its stores except for its one profitable location Coral Square mall
- settling all claims of creditors and emerging from bankruptcy on October 27, 1998
- entering into a merger agreement on May 14, 1998 and consummating a merger with Bobby Allison Cellular Systems of Florida, Inc. on December 31, 1998

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

         Due to the fact that the Company only has sales locations in the state of Florida and entered into an exclusive carrier agreement with AT&T Wireless Services in the State of Florida, the Company does not currently offer any PCS or alternate cellular services. As stated above, the Company plans to expand into the State of Georgia and expects to open its first store in Atlanta, Georgia in July of 1999. At such time, the Company expects to begin offering wireless services from a number of cellular and PCS carriers in Atlanta and, when applicable, other cities in the state of Georgia on a non-exclusive basis. AT&T Wireless Services' activation commissions accounted for approximately 34.6% of net revenues and 13.7% of the Company's net accounts receivables for the three months ended March 31, 1999.

         (iii) Residual Payments. The Company receives monthly payments directly from customers for the pager airtime that the Company buys wholesale from paging carriers and then resells to individuals and small businesses.

         A change in sales and commissions policies at AT&T Wireless Services effective in October of 1998 has had a negative effect on the Company's gross revenues and will continue to have a negative effect on the Company's gross revenues in 1999 and beyond but has not and is not expected to have any material effect on the Company's gross profit or net income. Prior to October of 1998, the Company would pay AT&T Wireless Services a high price for a telephone and sell the same telephone to the consumer for a substantial loss. A substantial activation commission paid to the Company by AT&T Wireless Services would convert this loss into a profit. Effective October 1998, AT&T Wireless Services has changed its policy. It has substantially reduced the activation commission previously payable to the Company, but at the same time, has substantially reduced the price of the wireless telephones it sells to the Company by an amount approximately equal to the reduction of the activation commission. As a result, the Company makes a profit rather than incurring a loss on the sale of the wireless telephones but at the same time receives a lower activation commission. In summary, AT&T Wireless Services has simply shifted its subsidy for the cost of the wireless telephones from the activation commission to the actual sales price of the wireless telephone. As a result, this payment shift materially decreases both gross revenues and cost of goods sold but has no material affect on the Company's gross profit or its net income.

         The reduction in revenues negatively affects the Company's same store sales growth which grew approximately 36.2% from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 but would have grown over 40% if not for this payment shift. Due to the fact that such payment shift did not occur until the end of 1998, the payment shift will have a more drastic negative effect on same store sales comparisons for the quarter ended March 31, 2000 versus the quarter ended March 31, 1999 since it will have been in place for a full twelve months at such time. Same store sales grew 10.5% from the three months ended March 31, 1998 to the three months ended March 31, 1999. Same store sales include only stores owned and operated by the Company for at least 12 full months and are comprised of retail sales and activation commissions.

         In contrast, because gross profit is not materially effected by the revenues decrease, then gross profit represents a greater percentage of revenues and consequently, the Company's gross profit margin increased from approximately 42.6% in the three months ended March 31, 1998 to approximately 63.3% in the three months ended March 31, 1999 (which only reflected this change for a short period of time in 1998). The gross profit margin is expected to be approximately 64% (absent unexpected changes in market conditions and Company operations) throughout 1999.

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

Results of Operations

         The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales:

                                               For the Three     For the Three
                                                Months Ended     Months Ended
                                               March 31, 1999   March 31, 1998

Net Sales ..................................        100.0%         100.0%

Cost of Sales ..............................         36.7%          57.4%

Gross Profit ...............................         63.3%          42.6%

Selling, General and Administrative Expenses         56.3%          39.6%
(Excluding Depreciation)

Depreciation and Amortization ..............          1.5%           3.3%

Operating Income ...........................          5.5%          (0.3%)

Other Income (expense) .....................         (2.3%)         (5.1%)

Provision (Benefit) For Income Taxes .......         (1.2%)          2.0%

Net Income (loss) ..........................          2.0%          (3.4%)

Comparison of the Three Months ended March 31, 1999 to the Three Months ended March 31, 1998

         Net Sales. Net sales were $2,193,770 for the three months ended March 31, 1999 as compared to $1,530,826 for the three months ended March 31, 1998 an increase of $662,944 or approximately 43.3%. This increase reflects the increase in store count from ten (10) to twenty-two (22) stores. Same store sales for the three months ended March 31, 1999 increased by $108,174 or approximately 10.5% as compared to the three months ended March 31, 1998. The Company operated twenty-four (24) stores at March 31, 1999, ten (10) of which had then been owned and operated for at least 12 months. As stated above, same stores sales include only stores owned and operated by the Company for at least 12 full months and are effected by the AT&T Wireless Services payment shift. See "-Sources of Revenue."

         Gross Profit. Gross profit was $1,388,935 for the three months ended March 31, 1999 as compared to $652,758 for the three months ended March 31, 1998 or an increase of $736,177 or approximately 112.7%, largely reflecting the increase in stores operated during the three months ended December 31, 1999. Gross profit as a percentage of sales increased from approximately 42.6% in the three months ended March 31, 1998 to approximately 63.3% in the three months ended March 31, 1999. This increase was due primarily to the decrease in revenue and costs of goods sold resulting from the shift by AT&T Wireless Services of payments for activation commissions to a reduction in the price that is sells wireless telephones to the Company. See "-Sources of Revenue."

         Operating Expenses. Selling, general and administrative expense was $1,235,905 for the three months end March 31, 1999 as compared to $606,641 for the three months ended March 31, 1998 or an increase of $629,264 or approximately 103.7%, largely as a result of the Company's store expansion in 1998. Corporate headquarter's expenses, included therein, increased due primarily to increased costs necessitated by the Company's growth and anticipated future growth including, but not limited to, support and training, advertising and marketing and merchandising and allocation/distribution.

         Net Interest Expense. Net interest expense was $33,168 for the three months ended March 31, 1999 as compared to $65,611 for the three months ended March 31, 1998 or a decrease of $32,443 or approximately 50% due to decreased borrowings associated with the conversion of certain debentures into lower yielding preferred stock.

         Net Income/Loss. The Company had net income of $43,338 for the three months ended March 31, 1999 as compared to a net loss of $52,559 for the three months ended March 31, 1998.

         The Company issued preferred stock in 1998 and recorded preferred dividends of $28,664 during the three months ended March 31, 1999.

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

Liquidity and Capital Resources

         The Company had a working capital deficit of $83,865 at March 31, 1999 compared to a working capital deficit of $902,235 at March 31, 1998. The increase in net working capital was due primarily to the issuance of securities, the proceeds of which were used to increase inventory levels, reduce current liabilities and build cash reserves. Deferred income increased $172,868 between December 31, 1998 and March 31, 1999 which related primarily to the receipt of certain supplier marketing development funds received in January 1999. These funds will be recognized as income 50% on November 30,1999 and 50% on November 30, 2000 provided the terms of the related supplier agreement remain in effect on those dates. Also, on February 24, 1999, the Company consummated a line of credit with SouthTrust Bank by which the Company may borrow up to $500,000 for working capital. As of May 14, 1999, the Company has drawn down $350,000 of the line of credit.

         The Company's net cash provided by operating activities for the three months ended March 31, 1999 was $292,480 as compared to net cash used for by operating activities of $107,702 for the three months ended March 31, 1998. The increase was primarily due to increases in accounts receivables and inventories associated with new stores and an increase in deferred revenue. The net cash used in investing activities for the three months ended March 31, 1999 increased to $382, 874 related primarily to the purchase of leasehold improvements and equipment required to support new store growth. The net cash provided by financing activities for the three months ended March 31, 1999 was $25,200 as compared to $154,406 for the three months ended March 31, 1998. The decrease related primarily to the repayment of convertible debt.

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

Year 2000 Readiness Disclosure

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 issue is the result of the computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time/date-sensitive software and hardware may recognize a date using "00" has the year 1900 rather than the year 2000. This could result in major system failure or miscalculation. The Company has updated its computer systems, particularly its point-of-sale systems for a total cost of approximately $40,000 and, based upon assurances from its software vendors, believes that it is presently Year 2000 compliant. Consequently, the Company believes that the Year 2000 issue will not pose significant operations problems for the Company's computer systems and the Company does not expect to incur any significant additional cost regarding the Year 2000 issue. The Company has not and does not plan to develop a contingency plan for the failure of the equipment or systems. The Company will resort to manual operations in the event of a failure.

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

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings.

                  Not applicable

Item 2.  Changes in Securities.

                  Not applicable

Item 3.  Defaults upon Senior Securities.

                  Not applicable

Item 4.  Submission of Matters to Vote of Security Holders.

                  Not applicable

Item 5.  Other Information.

                  Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10.28 (a)*    Promissory Note between Bobby Allison Wireless
                                Corporation and SouthTrust Bank, National
                                Association, in the amount of $350,000 dated
                                February 24, 1999

                  10.28 (b)*    Business Loan Agreement between Bobby Allison
                                Wireless Corporation and SouthTrust Bank,
                                National Association, dated February 24, 1999

                  10.28 (c)*    Commercial Security Agreement between Bobby
                                Allison Wireless Corporation and SouthTrust
                                Bank, National Association, dated February 24,
                                1999

                  10.29 (a)*    Promissory Note between Bobby Allison Wireless
                                Corporation and SouthTrust Bank, National
                                Association, in the amount of $500,000 dated
                                February 24, 1999

                  10.29 (b)*    Business Loan Agreement between Bobby Allison
                                Wireless Corporation and SouthTrust Bank,
                                National Association, dated February 24,
                                1999

                  10.29 (c)*    Commercial Security Agreement between Bobby
                                Allison Wireless Corporation and SouthTrust
                                Bank, National Association, dated February 24,
                                1999

         ----------
         * To be filed by amendment.

         (b)      Exhibit 27 Financial Data Schedule

         (c) Reports on Form 8-K. Reports on Form 8-K have been filed during the quarter ended March 31, 1999 as follows:

                  - Form 8-K filed January 8, 1999 for the events occurring on December 31,1998.

                  - Form 8-K filed January 14, 1999 for the events occurring January 7, 1999.

                  - Form 8-K filed March 5, 1999 for the events occurring March 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


Date: June 23, 1999    BOBBY ALLISON WIRELESS CORPORATION

                       /s/ Robert L. McGinnis
                       --------------------------------------------------------
                       Name: Robert L. McGinnis
                       Title: Chairman of the Board and Chief Executive Officer