Form 10QSB/A
period 1999-03-31
BOBBY ALLISON WIRELESS CORP
filed 1999-06-30
CIK 1021294

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

(Mark One)

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999

( )      Transition Report under Section 13 or 15(d) of the Exchange Act

         For the transition period from __________________ to _________________.

Commission File Number: 000-22251

         BOBBY ALLISON WIRELESS CORPORATION f/k/a 2CONNECT EXPRESS, INC.
         ---------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Florida                                                      65-0674664
-----------------------                                ------------------------------------
(State of Incorporation                                (I.R.S. Employer Identification No.)
   or Organization)


2055 Lake Avenue, S.E., Suite A, Largo, Florida                       33771
-------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

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

                  Yes          No  X
                      ---         ---

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                  Yes          No  X
                      ---         ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 480,000 shares of Common Stock, par value $.01 per share, as of May 15, 1999.

                                     PREFACE

         The purpose of this Amendment #1 to the Bobby Allison Wireless Corporation (the "Company") Form 10-QSB is, in accordance with the representations in the Item 6(a) regarding the Exhibits of the initial filing, to attach the certain agreements relating to its bank financing, including a $350,000 term loan and a $500,000 revolving credit line, each of which were consummated on February 24, 1999. Accordingly, the entire Item 6 relating to exhibits is included.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)        Exhibits

      10.28 (a)     Promissory Note between Bobby Allison Wireless Corporation and SouthTrust
                    Bank, National Association, in the amount of $350,000 dated February 24,
                    1999

      10.28 (b)     Business Loan Agreement between Bobby Allison Wireless Corporation and
                    SouthTrust Bank, National Association, dated February 24, 1999

      10.28 (c)     Commercial Security Agreement between Bobby Allison Wireless Corporation and
                    SouthTrust Bank, National Association, dated February 24, 1999

      10.29 (a)     Promissory Note between Bobby Allison Wireless Corporation and SouthTrust
                    Bank, National Association, in the amount of $500,000 dated February 24,
                    1999

      10.29 (b)     Business Loan Agreement between Bobby Allison Wireless Corporation and
                    SouthTrust Bank, National Association, dated February 24, 1999

      10.29 (c)     Commercial Security Agreement between Bobby Allison Wireless Corporation and
                    SouthTrust Bank, National Association, dated February 24, 1999


         (b)      Exhibit 27 Financial Data Schedule (*)

         (c) Reports on Form 8-K. Reports on Form 8-K have been filed during the quarter ended March 31, 1999 as follows:

                  - Form 8-K filed January 8, 1999 for the events occurring on December 31,1998.

                  - Form 8-K filed January 14, 1999 for the events occurring January 7, 1999.

                  - Form 8-K filed March 5, 1999 for the events occurring March 1, 1999.

-----------------

(*) The financial data schedule was included in the initial filing and is therefore omitted from this Amendment No. 1.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


Date: June 30, 1999                     BOBBY ALLISON WIRELESS CORPORATION


                                        /s/  Robert L. McGinnis
                                        ----------------------------------------
                                        Name:    Robert L. McGinnis
                                        Title:   Chairman of the Board and Chief
                                                 Executive Officer