Form 10KSB/A
period 1998-12-31
BOBBY ALLISON WIRELESS CORP
filed 1999-07-21
CIK 1021294

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                  AMENDMENT #1

(Mark One)

(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998, or

( ) Transition Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from __________________ to
    __________________.

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

Yes                          No            X
      ------------------        -----------------------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

         State issuer's revenues for the most recent fiscal year. $8,146,369

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

Yes                    No        X
      ------------        ---------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 480,000 shares of Common Stock, par value $.01 per share, as of May 14, 1999.

                                     PREFACE
                                     -------

         The purpose of this Amendment #1 to the Bobby Allison Wireless Corporation (the "Company") Form 10-KSB is, in accordance with the representations in the Index to Exhibits of the initial filing, to attach the Exclusive Regional Retail Dealer Agreement, effective December 1, 1998, by and between Bobby Allison Cellular Systems of Florida, Inc. and AT&T Wireless Services of Florida, Inc. d/b/a AT&T Wireless Services, certain provisions of which are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The exhibits required to be filed by this Item 13(a) are listed herein on the Index to Exhibits on page 4 and are hereby incorporated herein by reference.

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

                                   SIGNATURES

              In accordance with Section 13 or 15(d) and Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BOBBY ALLISON WIRELESS CORPORATION f/k/a
                         2CONNECT EXPRESS, INC.

                         By:      /s/ Robert L. McGinnis
                                  -----------------------------------------
                         Name:    Robert L. McGinnis
                         Title:   Chairman of the Board and Chief Executive
                                  Officer



Date: July 20, 1999

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

10.23         Employment Agreement of Robert L. McGinnis (5)

10.24         Employment Agreement of James L. Ralph (5)

10.25         License Agreement with Robert A. Allison a/k/a Bobby Allison(9)

10.26*        Exclusive Regional Retail Dealer Agreement, effective December 1, 1998, by and between Bobby Allison Cellular Systems of Florida, Inc.  and AT&T
              Wireless Services of Florida, Inc. d/b/a AT&T Wireless Services...................            7

10.27         Bobby Allison Wireless Corporation 1999 Stock Option Plan(9)

16.1          Letter of KPMG LLP on change of accountants (6)

21.1          Subsidiaries of Bobby Allison Wireless Corporation f/k/a 2Connect Express,
              Inc. (9)

27.1          Financial Data Schedule(9)



-----------------------

* Certain provisions of this exhibit are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

(1) Registration Statement on Form SB-2 with respect to the units of Bobby Allison Wireless Corporation f/k/a/ 2Connect Express, Inc. (Commission File No. 333-15567) is incorporated by in reference into Part III of this report.

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

(9) Previously filed with the initial filing of this Form 10-KSB for the year ended December 31, 1998.