Form 10QSB
period 1999-06-30
BOBBY ALLISON WIRELESS CORP
filed 1999-08-16
CIK 1021294

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1999

[ ]   Transition Report under Section 13 or 15(d) of the Exchange Act

      For the transition period from __________________ to __________________.

Commission File Number: 000-22251


         BOBBY ALLISON WIRELESS CORPORATION f/k/a 2CONNECT EXPRESS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


             FLORIDA                                         65-0674664
     -----------------------                             ------------------
     (State of Incorporation                             (I.R.S. Employer
        or Organization)                                 Identification No.)


2055 Lake Avenue, S.E., Suite A, Largo, Florida                  33771
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

Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 480,000 shares of Common Stock, par value $.01 per share, as of August 10, 1999.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                     PAGE
                                                                                     ----
PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated balance sheets -
         June 30, 1999 and December 31, 1998                                           3

         Consolidated statements of operations-
         three months and six months ended June 30, 1999 and June 30, 1998             5

         Consolidated statements of cash flows-
         six months ended June 30, 1999 and June 30, 1998                              6

         Notes to consolidated financial statements                                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                     8


PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                            14

ITEM 2.  CHANGES IN SECURITIES                                                        14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                              14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          14

ITEM 5.  OTHER INFORMATION                                                            15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                             17



                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                June 30, 1999         December 31, 1998
                                                                                -------------         -----------------
                                                                                 (UNAUDITED)
ASSETS

CURRENT:
         Cash                                                                        $57,366               $125,155
         Accounts receivable, less allowance for doubtful accounts of
         $112,699 and $76,144                                                        725,470                684,344
         Prepaid expenses                                                             72,861                 29,091
         Inventories                                                                 621,338                645,976
         Deferred tax asset                                                           24,000                 24,000
                                                                                  ----------             ----------
                  TOTAL CURRENT ASSETS                                             1,501,035              1,508,566
                                                                                  ----------             ----------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, AT COST:                                     1,633,647                950,068
Less accumulated depreciation                                                        348,297                265,491
                                                                                  ----------             ----------
                  NET LEASEHOLD IMPROVEMENTS AND EQUIPMENT                         1,285,350                684,577
                                                                                  ----------             ----------

OTHER ASSETS:
         Goodwill and other intangible assets, net of accumulated
         amortization of $140,710 and $135,442                                       332,830                350,397
         Deferred tax asset                                                           78,500                156,000
         Deposits                                                                     62,266                 25,038
                                                                                  ----------             ----------
                  TOTAL OTHER ASSETS                                                 473,596                531,435
                                                                                  ----------             ----------
                                                                                  $3,259,981             $2,724,578
                                                                                  ==========             ==========



          See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                                                 JUNE 30, 1999         DECEMBER 31, 1998
                                                                                 -------------         -----------------
                                                                                  (UNAUDITED)
CURRENT LIABILITIES:
         Accounts payable                                                         $  573,413             $  550,156
         Accrued expense                                                             343,746                266,624
         Deferred income                                                             462,026                315,528
         Current maturities of long-term debt                                        176,949                168,877
         Convertible debenture                                                             -                125,000
                                                                                  ----------             ----------
                  TOTAL CURRENT LIABILITIES                                        1,556,134              1,426,185
                                                                                  ----------             ----------
LONG-TERM LIABILITIES:
         Long-term debt, less current maturities                                     770,682                441,961
                                                                                  ----------             ----------
                  TOTAL LIABILITIES                                                2,326,816              1,868,146
                                                                                  ----------             ----------
PREFERRED STOCK:
         Series A convertible preferred stock, $1.00 par, shares
         authorized 20; outstanding 15                                               375,000                375,000
         Series B convertible preferred stock, $1.00 par, shares
         authorized 50; outstanding 50                                             1,250,000              1,250,000
                                                                                  ----------             ----------
                  TOTAL PREFERRED STOCK                                            1,625,000              1,625,000
                                                                                  ----------             ----------

CAPITAL DEFICIT:
         Common stock, $.01 par; shares authorized 25 million;
         outstanding 480,000                                                           4,800                  4,800
         Additional paid-in capital                                                  100,405                100,405
         Deficit                                                                    (797,040)              (873,773)
                                                                                  ----------             ----------
                  TOTAL CAPITAL DEFICIT                                             (691,835)              (768,568)
                                                                                  ----------             ----------
                                                                                  $3,259,981             $2,724,578
                                                                                  ==========             ==========



          See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------    -----------------------------
                                                                      1999              1998         1999               1998
                                                                   ----------       ----------    -----------       -----------
REVENUES:
         Product sales                                              1,586,779          971,451    $ 2,823,614       $ 1,195,888
         Activation commissions                                       914,503          729,310      1,644,622         2,007,917
         Pager services                                               219,359          288,454        446,175           316,236
                                                                   ----------       ----------    -----------       -----------
                  Total revenues                                    2,720,641        1,989,215      4,914,411         3,520,041

COST OF SALES                                                         935,663        1,120,837      1,740,498         1,998,905
                                                                   ----------       ----------    -----------       -----------

         Gross profit                                               1,784,978          868,378      3,173,913         1,521,136
                                                                   ----------       ----------    -----------       -----------

OPERATING EXPENSES:
         Selling, general and administrative expenses               1,492,511          778,839      2,728,416         1,385,480
         Depreciating and amortization                                 81,864           48,957        115,690           100,229
                                                                   ----------       ----------    -----------       -----------
                  Total operating expenses                          1,574,375          827,796      2,844,106         1,485,709

                  Operating income (loss)                             210,603           40,582        329,807            35,427

OTHER INCOME (EXPENSE):
         Interest expense                                             (52,312)         (68,531)       (85,480)         (134,142)
         Interest income                                                3,808            4,017          6,046             5,667
         Other                                                        (17,063)         (17,607)       (35,999)          (31,050)
                                                                   ----------       ----------    -----------       -----------
                  Total other expense                                 (65,567)         (82,121)      (115,433)         (159,525)
                                                                   ----------       ----------    -----------       -----------

INCOME (LOSS) BEFORE TAXES ON INCOME                                  145,036          (41,539)       214,374          (124,098)
INCOME TAX (EXPENSE) BENEFIT                                          (51,500)          15,000        (77,500)           45,000
                                                                   ----------       ----------    -----------       -----------

NET INCOME (LOSS)                                                      93,536          (26,539)       136,874           (79,098)
PREFERRED STOCK DIVIDENDS                                             (31,477)              --        (60,141)              --
                                                                   ----------       ----------    -----------       -----------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                     62,059          (26,539)   $    76,733       $   (79,098)
                                                                   ==========       ==========    ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE (BASIC AND DILUTED)               $     0.13                     $      0.16

WEIGHTED AVERAGE SHARES OUTSTANDING                                   480,000                         480,000

PRO FORMA EARNINGS (LOSS) PER COMMON SHARE (BASIC AND DILUTED)                     $     (0.06)                     $     (0.16)

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)                      480,000                          480,000



          See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                      1999            1998
                                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $ 136,874       $ (79,098)
Adjustments to reconcile net income (loss) to net cash provided by (used for)
operating activities:
         Depreciation and amortization                                               115,690         100,229
         Loss on disposal of equipment                                                    --          23,396
         Cash provided by (used for):
                  Accounts receivable                                                (41,126)       (162,468)
                  Prepaid expenses                                                   (43,770)          7,192
                  Inventories                                                         24,636          65,000
                  Deferred Tax Asset                                                  77,500         (45,000)
                  Accounts payable                                                    23,257         (99,558)
                  Deferred Revenue                                                   146,499           6,293
                  Accrued expenses                                                    77,122          24,930
                                                                                   ---------       ---------
Net cash provided by (used for) operating activities                                 516,682        (159,084)
                                                                                   ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of leasehold improvements and equipment                           (698,895)             --
         (Increase) decrease in deposits                                             (37,228)        (12,909)
                                                                                   ---------       ---------
Net cash used for investing activities                                              (736,123)        (12,909)
                                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (Decrease) in long-term debt                                      (116,928)        283,154
         Preferred stock dividends                                                   (60,141)
         Proceeds from line of credit                                                328,721              --
         Cancellation of Treasury Stock                                                   --           6,500
                                                                                   ---------       ---------

Net cash provided by financing activities                                            151,652         289,654
                                                                                   ---------       ---------

NET INCREASE (DECREASE) IN CASH:                                                     (67,789)        117,661
CASH, beginning of quarter                                                           125,155         (12,010)
                                                                                   ---------       ---------
CASH, end of quarter                                                               $  57,366       $ 105,651
                                                                                   =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest                                                    $  85,480       $ 134,142
                                                                                   =========       =========



          See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                  (Notes to Consolidated Financial Statements)

SUMMARY OF SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         BASIS OF PRESENTATION

         The unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-QSB and therefore, do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain items included in these statements are based upon management estimates. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for fair presentation. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results expected for the fiscal year ending December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. See Note 1 to those financial statements for a discussion of the recapitalization and merger with Bobby Allison Cellular Systems of Florida, Inc.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Bobby Allison Wireless Corporation and its wholly-owned subsidiary (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         NET INCOME (LOSS) PER COMMON SHARE

         Basic EPS is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period without consideration for potential common shares. Potential common shares were not included for the six months ended June 30, 1999 and 1998 since their effects are antidultive under the Treasury stock method for options and warrants and if-converted method for convertible preferred stock. For 1998, the Company has presented earnings per share on a pro forma basis as if the merger, which occurred December 31, 1998, had occurred on January 1, 1998.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward looking statements. The Company wishes to caution investors that any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in the Company's Form 10-K for the year ended December 31, 1998 (many of which have been discussed in prior SEC filings by the Company.) Though the Company has attempted to list the factors it believes to be important to its business the Company wishes to caution investors that other factors may prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factors, may cause actual results to differ materially from forward looking statements.

         Investors are further cautioned not to place undue reliance on any forward looking statements as they speak only of the Company's view as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

GENERAL

         The Company, headquartered in Largo, Florida, is an enclosed regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer which, as of August 10, 1999, had 33 sales locations including twenty-six (26) in-line stores, six (6) kiosks and one (1) direct sales location all of which are located in Central and South Florida. The Company's products, which range in price up to approximately $699 cover a broad assortment of over two hundred fifty (250) stock-keeping units and a wide range of service plans offered by six (6) cellular/PCS service providers and four (4) paging carriers.

         The Company is proceeding with the expansion of its operations beyond the State of Florida. The Company opened its first sales location outside of the State of Florida in Augusta, Georgia in July of 1999 followed by Atlanta, Georgia on August 3, 1999. The Company will open an additional two sales locations in Atlanta, Georgia by August 15, 1999. Futhermore, the Company is currently negotiating carrier agreements and leases for additional Georgia sales locations in Atlanta, Augusta, Savannah and Macon as well as sales locations in North Carolina, South Carolina and Virginia. The Company's continued expansion plans are dependent, however, upon the success of the Company's current negotiations for an additional line of credit of up to $1 million and its current offering of Series C Convertible Preferred Stock for which the Company has raised $250,000 of its expected $1 million. See Item 5. Consequently, there is no assurance that the Company will be able to obtain the necessary financing, or if available, that such financing will be on terms acceptable to the Company. As a result, the Company may be unable to complete its expansion plans or such plans may be substantially delayed.

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

         As stated above, the Company did expand into the State of Georgia in July 1999 and has begun offering wireless services from a number of cellular and PCS carriers in Atlanta and Augusta on a non-exclusive basis. AT&T Wireless Services' activation commissions accounted for approximately 33.5% of net revenues and 13.3% of the Company's net accounts receivables for the six months ended June 30, 1999.

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

         The reduction in revenues negatively affects the Company's same store sales growth which were down approximately 5.5% from the quarter ended June 30, 1998 to the quarter ended June 30, 1999. This decline in same store sales results is also effected by unusually high sales in the quarter ended June 30, 1998 due to the implementation and accompanying marketing campaign by AT & T Wireless of its One Rate Plan. Same store sales grew 1.7% from the six months ended June 30, 1998 to the six months ended June 30, 1999. Same store sales include only stores owned and operated by the Company for at least 12 full months and are comprised of retail sales and activation commissions.

         Since gross profit represents a greater percentage of revenues, the Company's gross profit margin increased from approximately 43.2% in the six months ended June 30, 1998 to approximately 64.6% in the six months ended

June 30, 1999 (which only reflected this change for a short period of time in 1998). The gross profit margin is expected to be approximately 64% (absent unexpected changes in market conditions and Company operations) throughout 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $55,099 at June 30, 1999 compared to a working capital deficit of $754,377 at June 30, 1998. The increase in net working capital was due primarily to the issuance of securities, the proceeds of which were used to increase inventory levels, reduce current liabilities and build cash reserves. Deferred income increased $146,498 between December 31, 1998 and June 30, 1999 which related primarily to the receipt of certain supplier marketing development funds received in January 1999. The deferred revenue related to supplier development funds will be recognized as income 50% on November 30,1999 and 50% on November 30, 2000 provided the terms of the related supplier agreement remain in effect on those dates. Also, on February 24, 1999, the Company consummated a line of credit with SouthTrust Bank by which the Company may borrow up to $500,000 for working capital. As of August 10, 1999, the Company has drawn down $500,000 of the line of credit.

         The Company's net cash provided by operating activities for the six months ended June 30, 1999 was $516,682 as compared to net cash used for operating activities of $159,084 for the six months ended June 30, 1998. The change in cash from operations was primarily due to a smaller increase in accounts receivables, a decrease in deferred tax assets and an increase in deferred revenue. The net cash used in investing activities for the six months ended June 30, 1999 increased to $736,123 related primarily to the purchase of leasehold improvements and equipment required to support new store growth. The net cash provided by financing activities for the six months ended June 30, 1999 was $151,652 as compared to $289,654 for the six months ended June 30, 1998.
The decrease related primarily to the repayment of convertible debt.

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

RESULTS OF OPERATIONS

         The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales:


                                                           For the Three          For the Six Months
                                                        Months Ended June 30,        Ended June 30,
                                                        --------------------      ------------------
                                                         1999         1998         1999         1998
                                                        -----        -----        -----        -----
Net Sales ........................................      100.0%       100.0%       100.0%       100.0%
                                                        -----        -----        -----        -----
Cost of Sales ....................................       34.4%        56.3%        35.4%        56.8%
                                                        -----        -----        -----        -----
Gross Profit .....................................       65.6%        43.7%        64.6%        43.2%
                                                        -----        -----        -----        -----
Selling, General and Administrative Expenses
(Excluding Depreciation)..........................       54.9%        39.2%        55.5%        39.4%
                                                        -----        -----        -----        -----
Depreciation and Amortization ....................        3.0%         2.5%         2.4%         2.8%
                                                        -----        -----        -----        -----
Operating Income .................................        7.7%         2.0%         6.7%         1.0%
                                                        -----        -----        -----        -----
Other Income (expense) ...........................       (2.4)%       (4.1)%       (2.3)%       (4.5)%
                                                        -----        -----        -----        -----
Provision (Benefit) For Income Taxes .............        1.9%        (0.7)%        1.6%        (1.3)%
                                                        -----        -----        -----        -----
Net Income (loss) ................................        3.4%        (1.4)%        2.8%        (2.2)%
                                                        =====        =====        =====        =====


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

         NET SALES. Net sales were $2,720,641 for the three months ended June 30, 1999 as compared to $1,989,215 for the three months ended June 30, 1998 an increase of $731,426 or approximately 36.8%. This increase reflects the increase in store count from fourteen (14) to thirty (30) stores. Same store sales for the three months ended June 30, 1999 were down 5.5% as compared to the three months ended June 30, 1998. The Company operated thirty (30) stores at June 30, 1999, ten (10) of which had then been owned and operated for at least 12 months. As stated above, same stores sales include only stores owned and operated by the Company for at least 12 full months and are effected by the AT&T Wireless Services payment shift. See "--Sources of Revenue".

         GROSS PROFIT. Gross profit was $1,784,978 for the three months ended June 30, 1999 as compared to $868,378 for the three months ended June 30, 1998 or an increase of $916,600 or approximately 105.6%, largely reflecting the increase in stores operated during the three months ended June 30, 1999. Gross profit as a percentage of sales increased from approximately 43.7% in the three months ended June 30, 1998 to approximately 65.6% in the three months ended June 30, 1999. This increase was due primarily to the decrease in revenue and costs of goods sold resulting from the shift by AT&T Wireless Services of payments for activation commissions to a reduction in the price that it sells wireless telephones to the Company. See "--Sources of Revenue".

         OPERATING EXPENSES. Selling, general and administrative expense was $1,574,375 for the three months end June 30, 1999 as compared to $827,796 for the three months ended June 30, 1998 or an increase of $746,579 or approximately 90.2%, largely as a result of the Company's store expansion in 1998. Corporate headquarter's expenses, included therein, increased due primarily to increased costs necessitated by the Company's growth and anticipated future growth including, but not limited to, support and training, advertising and marketing and merchandising and allocation/distribution.

         NET INTEREST EXPENSE. Net interest expense was $52,312 for the three months ended June 30, 1999 as compared to $68,531 for the three months ended June 30, 1998 or a decrease of $16,219 or approximately 23.7% due to decreased borrowings associated with the conversion of certain debentures into lower yielding preferred stock.

         NET INCOME/LOSS. The Company had net income of $93,536 for the three months ended June 30, 1999 as compared to a net loss of $26,539 for the three months ended June 30, 1998.

         The Company issued preferred stock in 1998 and recorded preferred dividends of $31,477 during the three months ended June 30, 1999.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

         NET SALES. Net sales were $4,914,411 for the six months ended June 30, 1999 as compared to $3,520,041 for the six months ended June 30, 1998 an increase of $1,394,370 or approximately 39.6%. This increase reflects the increase in store count from fourteen (14) to thirty (30) stores. Same store sales for the six months ended June 30, 1999 increased by $37,075 or approximately 1.7% as compared to the six months ended June 30, 1998. The Company operated thirty (30) stores at June 30, 1999, ten (10) of which had then been owned and operated for at least 12 months. As stated above, same stores sales include only stores owned and operated by the Company for at least 12 full months and are effected by the AT&T Wireless Services payment shift. See "--Sources of Revenue".

         GROSS PROFIT. Gross profit was $3,173,913 for the six months ended June 30, 1999 as compared to $1,521,136 for the six months ended June 30, 1998 or an increase of $1,652,777 or approximately 108.7%, largely reflecting the increase in stores operated during the six months ended June 30, 1999. Gross profit as a percentage of sales increased from approximately 43.2% in the six months ended June 30, 1998 to approximately 64.6% in the six months ended June 30, 1999. This increase was due primarily to the decrease in revenue and costs of goods sold resulting from the shift by AT&T Wireless Services of payments for activation commissions to a reduction in the price that it sells wireless telephones to the Company. See "--Sources of Revenue".

         OPERATING EXPENSES. Selling, general and administrative expense was $2,844,106 for the six months end June 30, 1999 as compared to $1,485,709 for the six months ended June 30, 1998 or an increase of $1,358,397 or approximately 91.4%, largely as a result of the Company's store expansion in 1998. Corporate headquarter's expenses, included therein, increased due primarily to increased costs necessitated by the Company's growth and anticipated future growth including, but not limited to, support and training, advertising and marketing and merchandising and allocation/distribution.

         NET INTEREST EXPENSE. Net interest expense was $85,480 for the six months ended June 30, 1999 as compared to $134,142 for the six months ended June 30, 1998 or a decrease of $48,662 or approximately 36.3% due to decreased borrowings associated with the conversion of certain debentures into lower yielding preferred stock.

         NET INCOME/LOSS. The Company had net income of $136,874 for the six months ended June 30, 1999 as compared to a net loss of $79,098 for the six months ended June 30, 1998.

         The Company issued preferred stock in 1998 and recorded preferred dividends of $60,141 during the six months ended June 30, 1999.

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

                  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         (1) Unanimous Consent of the Shareholders dated June 16, 1999.

            (a) The unanimous consent was in lieu of a special meeting of the common shareholders and became effective on June 16, 1999, the date of the last signed consent. The unanimous consent was first mailed to the holders of the Company's common stock on June 15, 1999 along with a definitive Information Statement as filed with the Commission on the same date. A preliminary Information Statement was filed with the Commission on June 4, 1999.

            (b) The unanimous consent was distributed to the common shareholders for the purpose of voting to adopt the Third Amendment To Amended And Restated Articles of Incorporation ("Third Amendment") which amended the Company's Articles of Incorporation as follows: (i) to amend the dividend rate from 7.5% per annum to that certain percentage per annum as determined by the resolution of the Board of Directors at the time of issuance but not to exceed 7.5% and (ii) to eliminate the 5 Year Mandatory Redemption provision with respect to the 7.5% Series C Convertible Preferred Stock. See the Third Amendment To Amended And Restated Articles of Incorporation attached hereto as Exhibit 3.2. The consent was unanimously adopted by the holders of common stock of the Company. It was later determined that the Third Amendment should have been consented to by the holders of the 7.5% Series A Convertible Preferred Stock ("Series A Preferred stock") and the 7.5% Series B Convertible Preferred Stock ("Series B Preferred Stock"), neither classes of which are registered with the Commission. Each of the Series A Preferred Stock and the Series B Preferred Stock ratified the Third Amendment by unanimous consent dated July 28, 1999 and July 27, 1999, respectively.

            (c) The Amendment was filed with the Florida Department of State on June 28, 1999 effective on July 5, 1999.

         (2) Annual Meeting of the Shareholders

            (a) The Annual Meeting of the Shareholders was held on Wednesday, June 23, 1999 at the Wyndham Hotel, 4816 West Kennedy Boulevard, Tampa, Florida.

            (b) The only matter before the meeting was the election of directors for which (i) proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, (ii) there was no solicitation in opposition to the management's list of nominees as listed in the proxy statement and (iii) all of the directors were unanimously elected. There were no abstentions or broker non-votes.

ITEM 5.  OTHER INFORMATION.

         AMENDMENTS TO THE ARTICLES OF INCORPORATION AND
         ISSUANCE OF SERIES C CONVERTIBLE PREFERRED STOCK

         GENERAL

         In June of 1999, the Company began discussions regarding the need to raise additional capital to meet its expansion plans. These plans included the Company's expected expansion into the State of Georgia and possibly the States of North Carolina and South Carolina as indicated in the Company's 1999 Annual Report to the Shareholders. The Company's first sales location Georgia opened in Augusta, Georgia in late July. The Company's first sales location in Atlanta, Georgia opened at North Dekalb Mall on August 5, 1999 a little over a month later than predicted in the 1999 Annual Report. The Company expects to open several more sales locations in Atlanta, Georgia during the remainder of August and September.

         In order to raise the capital needed for its expansion, the Company decided to seek a line of credit from a commercial bank and issue shares of its Series C Convertible Preferred Stock ("Series C Preferred Stock"), none of which had then been issued. Under the Amended and Restated Articles of Incorporation filed December 1, 1998, the Series C Convertible Preferred Stock had most all of the same rights as the Series A Preferred Stock and the Series B Preferred Stock, including, but not limited to, a 7.5% dividend, a five year mandatory redemption right and the right to convert each share of Series C Preferred Stock into 4,166 shares of the Company's common stock. The major difference is that the Series C Preferred Stock was inferior to the Series A Preferred Stock and the Series B Preferred Stock with respect to liquidation rights.

         THIRD AMENDMENT TO AMENDED AND RESTATED ARTICLES OF INCORPORATION

         Before issuing any Series C Preferred Stock, the Company first adopted the Third Amendment which, as stated above, amended the Company's Articles of Incorporation with respect to the Series C Preferred stock as follows: (i) to amend the dividend rate from 7.5% per annum to that certain percentage per annum as later determined by the resolution of the Board of Directors at the time of issuance but not to exceed 7.5% and (ii) to eliminate the five year mandatory redemption provision. The reason for eliminating the five year mandatory redemption was to allow the proceeds of the Series C Preferred Stock to be reflected as pure equity on the Company's balance sheet. The five year redemption provision creates a debt-like quality which has required that the proceeds of the Series A Preferred Stock and Series B Preferred Stock be reported on the Company's balance sheet in its own category between debt and equity rather than simply as equity. See the Company's Balance Sheet as of June 30, 1999 in Part I, Item 1 of this Form 10-QSB.

         As reported above in Item 4 of this Form 10-QSB, the Company's shareholders adopted the Third Amendment by the unanimous consent of the holders of the Company's common stock (and the subsequent ratification by the holders of Series A Preferred Stock and the Series B Preferred Stock) during the quarter ended June 30, 1999.

         See the Third Amendment To Amended And Restated Articles of Incorporation attached hereto as Exhibit 3.2.

         FOURTH AMENDMENT TO AMENDED AND RESTATED ARTICLES OF INCORPORATION

         Subsequent to the Third Amendment, the Company determined that it was necessary to make further amendments to the Series C Preferred Stock as well as make certain amendments to the Series A Preferred Stock and the Series B Preferred Stock which were made in the Fourth Amendment To Amended And Restated Articles of Incorporation ("Fourth Amendment") filed August 2, 1999 and became effective August 11, 1999. The Fourth Amendment was adopted by the unanimous consent of the holders of Series A Preferred Stock on July 28, 1999, the unanimous consent of the holders of Series B Preferred Stock on the July 27, 1999 and the unanimous consent of the holders of common stock on July 27, 1999. In connection with the consent by the holders of the Company's common stock, the Company delivered to each holder of the Company's common stock a definitive Information Statement filed with the Commission on July 22, 1999 after the filing of a preliminary Information Statement on June 29, 1999, amended on July 12, 1999.

         First, the Company decided that rather than adjust the per share offering price of each share of Series C Preferred Stock, the Company wanted to continue to sell the Series C Preferred Stock First at a per share price of $25,000. Therefore, in order to price the conversion rate in accordance with the market, the Fourth Amendment amended the conversion rights of the Series C Preferred Stock from 4,166 shares of the Company's common stock to such number of shares of the Company's common stock to be later determined by resolution of the Board of Directors. Second, in order to more effectively market the Series C Preferred Stock, the Fourth Amendment improved the liquidation rights with respect to the Series C Preferred Stock such that each of the holders of Series B Preferred Stock and Series C Preferred Stock have equal liquidation rights or receive distributions in the event of a liquidation ratably without preference rather than the Series B Preferred Stock having priority over the Series C Preferred Stock.

         The Fourth Amendment further amended certain of the voting rights of the Series A Preferred Stock and the Series B Preferred Stock allowing management more flexibility consistent with that of a typical public company. First, the Fourth Amendment eliminated the preferential voting rights of the Series A Preferred Stock and the Series B Preferred Stock with respect to the right to vote on mergers and acquisitions. Second, the Fourth Amendment limited the voting rights of the Series A Preferred Stock and Series B Preferred Stock with respect to amendments to the Articles of Incorporation to only amendments which affect the rights of such series of preferred stock rather than other amendments. The Fourth Amendment did not affect the right of each series of preferred stock to approve the issuance of any securities with equal or greater liquidation preferences other than commercial debt in the ordinary course of business or the right of the holders of the Series B Preferred Stock to elect 1/3 of the members of the Board of Directors.

         See the Fourth Amendment To Amended And Restated Articles of Incorporation attached hereto as Exhibit 3.3.

         FIFTH AMENDMENT TO AMENDED AND RESTATED ARTICLES OF INCORPORATION

         On July 29, 1999, the Board of Directors, in accordance with Florida corporate law and the terms of the Third Amendment and the Fourth Amendment, unanimously by consent set the dividend rate and the conversion rate of the Series C Preferred Stock in the Fifth Amendment To Amended And Restated Articles of Incorporation filed with the Florida Department of State on August 2, 1999 to be effective August 11, 1999 ("Fifth Amendment"). The Fifth Amendment set the dividend rate at 7% per annum and the made each share of Series C Preferred Stock convertible into 2,500 shares of the Company's common stock.

         See the Fifth Amendment To Amended And Restated Articles of Incorporation attached hereto as Exhibit 3.4.

         SECOND RESTATED ARTICLES OF INCORPORATION

         The Company filed its Second Restated Articles of Incorporation with the Florida Department of State on August 12, 1999 which incorporates all five of the amendments to the Amended and Restated Articles of Incorporation into a single document. See the Second Restated Articles of Incorporation attached hereto as Exhibit 3.5.

         COMMERCIAL BANK LINE OF CREDIT AND SERIES C PREFERRED STOCK OFFERING

         The Company is negotiating for a new line of credit from a commercial bank for an amount equal to the amount of Series C Preferred Stock sold up to a maximum of $1 million. This is addition to the Company's existing term loan in the amount of $350,000 and line of credit in the amount of $500,000. The Company commenced its offering of Series C Preferred Stock on August 2, 1999 with the sale of $250,000 of its Series C Preferred Stock to certain persons affiliated with Sterne, Agee & Leach, Inc., a principal shareholder of the Company. The offering is being conducted on a best efforts basis. The Company expects to sell a total of approximately $1 million of its Series C Preferred Stock commensurate with the new line of credit. The offering is being made in a private placement pursuant to the exemptions from registration contained in Rules 505 and 506 of Regulation D promulgated under the Securities Act of 1933, as amended ("1933 Act"), Section 18 of the 1933 Act and applicable states securities laws. The Company expects to complete the offering by the end of August 1999.

         As stated above, each series of preferred stock has the right to approve the sale of any securities with equal or greater liquidation preferences other than commercial debt in the ordinary course of business. As further stated above, upon the effectiveness of the Fourth Amendment, the Series C Preferred Stock has the same liquidation rights as the Series B Preferred Stock. Therefore, the Company had to obtain the approval of the Series B Preferred Stock before it could issue any Series C Preferred Stock. By unanimous consent dated July 27, 1999, the holders of the Series B Preferred Stock authorized the Company to issue up to $2 million of Series C Preferred Stock; however, as stated above, the Company only expects to issue approximately $1 million of Series C Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (1)   Exhibits:

                  3.2 Third Amendment To Amended And Restated Articles of Incorporation

                  3.3 Fourth Amendment To Amended And Restated Articles of Incorporation

                  3.4 Fifth Amendment To Amended And Restated Articles of Incorporation

                  3.5   Second Restated Articles of Incorporation

            (2)   Reports on Form 8-K:

                  The Company filed a Form 8-K/A on June 2, 1999 amending its Form 8-K filed on January 8, 1999 reporting the merger of the Company with Bobby Allison Cellular Systems of Florida, Inc. effective December 31, 1998. The amendment included the pro forma financial statements reflecting the merger which had been omitted from the initial filing on January 8, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date: June 23, 1999                    BOBBY ALLISON WIRELESS CORPORATION


                                       /s/ Robert L. McGinnis
                                       --------------------------------------
                                       Name:  Robert L. McGinnis
                                       Title: Chairman of the Board and Chief
                                              Executive Officer