Form 10QSB
period 1999-09-30
BOBBY ALLISON WIRELESS CORP
filed 1999-11-15
CIK 1021294

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB




(Mark One)

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999

( )      Transition Report under Section 13 or 15(d) of the Exchange Act


         For the transition period from ___________ to ___________.


                       Commission File Number: 000-22251


         BOBBY ALLISON WIRELESS CORPORATION f/k/a 2CONNECT EXPRESS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            FLORIDA                                       65-0674664
-------------------------------                  -------------------------------
   (State of Incorporation                             (I.R.S. Employer
      or Organization)                                Identification No.)


2055 LAKE AVENUE, S.E., SUITE A, LARGO, FLORIDA               33771
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

Yes [ ]            No  [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 480,000 shares of Common Stock, par value $.01 per share, as of November 5, 1999.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated balance sheets -
         September 30, 1999 and December 31, 1998                                                           3

         Consolidated statements of operations-
         three months and nine months ended September 30, 1999 and September 30, 1998                       5

         Consolidated statements of cash flows-
         nine months ended September 30, 1999 and September 30, 1998                                        6

         Notes to consolidated financial statements                                                         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.                                         8



PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                                                14

ITEM 2.  CHANGES IN SECURITIES.                                                                            14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                                                  14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                              14

ITEM 5.  OTHER INFORMATION.                                                                                14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                                 17


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                                        ------------------  -----------------
                                                                           (Unaudited)
ASSETS

CURRENT:
         Cash                                                                $   50,142        $  125,155
         Accounts receivable, less allowance for doubtful accounts of
           $86,454 and $76,144                                                1,135,123           684,344
         Prepaid expenses                                                       190,005            29,091
         Inventories                                                            903,314           645,976
         Deferred tax asset                                                      24,000            24,000
                                                                             ----------        ----------
                  TOTAL CURRENT ASSETS                                        2,302,584         1,508,566
                                                                             ----------        ----------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, AT COST:                                1,977,012           950,068

Less accumulated depreciation                                                   479,566           265,491
                                                                             ----------        ----------
                  NET LEASEHOLD IMPROVEMENTS AND EQUIPMENT                    1,497,446           684,577
                                                                             ----------        ----------

OTHER ASSETS:


         Goodwill and other intangible assets, net of accumulated
           amortization of $166,751 and $135,442                                324,071           350,397
         Deferred tax asset                                                      37,300           156,000
         Deposits                                                                48,816            25,038
                                                                             ----------        ----------
                TOTAL OTHER ASSETS                                              410,187           531,435
                                                                             ----------        ----------
                                                                             $4,210,217        $2,724,578
                                                                             ==========        ==========


          See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                                     SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                                     ------------------  ----------------
                                                                        (Unaudited)
CURRENT LIABILITIES:
         Accounts payable                                               $ 1,282,533         $   550,156
         Accrued expense                                                    266,452             266,624
         Deferred income                                                    443,988             315,528
         Current maturities of long-term debt                               166,111             168,877
         Convertible debenture                                                   --             125,000
                                                                        -----------         -----------
                  TOTAL CURRENT LIABILITIES                               2,159,084           1,426,185
                                                                        -----------         -----------

LONG-TERM LIABILITIES:
         Long-term debt, less current maturities                            827,281             441,961
                                                                        -----------         -----------
                  TOTAL LIABILITIES                                       2,986,365           1,868,146
                                                                        -----------         -----------

SERIES A AND B PREFERRED STOCK:
         Series A convertible preferred stock, $1.00 par, shares
           authorized 20; outstanding 15                                    375,000             375,000
         Series B convertible preferred stock, $1.00 par, shares
           authorized 50; outstanding 50                                  1,250,000           1,250,000
                                                                        -----------         -----------

                  TOTAL SERIES A AND B PREFERRED STOCK                    1,625,000           1,625,000
                                                                        -----------         -----------

CAPITAL DEFICIT:
         Common stock, $.01 par; shares authorized 25 million;
           outstanding 480,000                                                4,800               4,800
         Series C convertible preferred stock, $1.00 par, shares
           authorized 250; outstanding 10                                   250,000                  --
         Additional paid-in capital                                         100,405             100,405
         Deficit                                                           (756,353)           (873,773)
                                                                        -----------         -----------
                  TOTAL CAPITAL DEFICIT                                    (401,148)           (768,568)
                                                                        -----------         -----------
                                                                        $ 4,210,217         $ 2,724,578
                                                                        ===========         ===========



          See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                   ---------------------------       -----------------------------
                                                                       1999             1998             1999              1998
                                                                   ----------       ----------       -----------       -----------
REVENUES:
         Product sales                                              1,964,907          679,428       $ 4,788,521       $ 1,875,316
         Activation commissions                                       938,115        1,140,772         2,582,737         3,148,689
         Pager services                                               247,836          264,603           694,011           580,839
                                                                   ----------       ----------       -----------       -----------
                  Total revenues                                    3,150,858        2,084,803         8,065,269         5,604,844
                                                                   ----------       ----------       -----------       -----------

COST OF SALES                                                       1,166,505          992,220         2,907,003         2,991,125
                                                                   ----------       ----------       -----------       -----------
         Gross profit                                               1,984,353        1,092,583         5,158,266         2,613,719
                                                                   ----------       ----------       -----------       -----------

OPERATING EXPENSES:
         Selling, general and administrative expenses               1,818,438          931,309         4,546,853         2,316,789
         Depreciation and amortization                                124,425           48,985           240,116           149,214
                                                                   ----------       ----------       -----------       -----------
                  Total operating expenses                          1,942,863          980,294         4,786,969         2,466,003
                                                                   ----------       ----------       -----------       -----------

                  Operating income (loss)                              41,490          112,289           371,297           147,716

OTHER INCOME (EXPENSE):
         Interest expense                                             (61,435)        (103,491)         (146,915)         (237,633)
         Interest income                                                3,921             (653)            9,967             5,014
         Other                                                        131,278            1,796            95,279           (29,254)
                                                                   ----------       ----------       -----------       -----------
                  Total other income (expense)                         73,764         (102,348)          (41,669)         (261,873)
                                                                   ----------       ----------       -----------       -----------


INCOME (LOSS)BEFORE TAXES ON INCOME                                   115,254            9,941           329,628          (114,157)

INCOME TAX (EXPENSE) BENEFIT                                          (41,200)          (4,000)         (118,700)           41,000
                                                                   ----------       ----------       -----------       -----------
NET INCOME (LOSS)                                                      74,054            5,941           210,928           (73,157)

PREFERRED STOCK DIVIDENDS                                              33,367               --            93,508                --
                                                                   ----------       ----------       -----------       -----------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                     40,687            5,941       $   117,420       $   (73,157)
                                                                   ==========       ==========       ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE (BASIC AND DILUTED)              $      0.08                        $      0.24

WEIGHTED AVERAGE SHARES OUTSTANDING                                   480,000                            480,000

PRO FORMA EARNINGS (LOSS) PER COMMON SHARE (BASIC AND DILUTED)                      $     0.01                         $     (0.15)

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)                      480,000                             480,000




          See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                                                        1999             1998
                                                                                   -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                  $   117,420       $ (73,157)
Adjustments to reconcile net income (loss) to net cash provided by (used for)
operating activities:
         Depreciation and amortization                                                 240,116         149,214
         Cash provided by (used for):
                  Accounts receivable                                                 (450,779)        (27,262)
                  Prepaid expenses                                                    (160,914)         (5,271)
                  Inventories                                                         (257,340)         98,736
                  Deposits                                                             (23,778)         (3,849)
                  Deferred Tax Asset                                                   118,700         (41,000)
                  Accounts payable                                                     732,377        (466,278)
                  Deferred Revenue                                                     128,460           4,424
                  Accrued expenses                                                        (172)        (15,965)
                                                                                   -----------       ---------
Net cash provided by (used for) operating activities                                   444,090        (380,408)
                                                                                   -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of leasehold improvements and equipment                           (1,026,658)       (111,112)
                                                                                   -----------       ---------

Net cash used for investing activities                                              (1,026,658)       (111,112)
                                                                                   -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (Decrease)in long-term debt                                               --         292,430
         Proceeds from issuance of preferred stock                                     250,000              --
         Proceeds from line of credit                                                  382,555              --
         Proceeds from (Repayment of) issuance of convertible debt                    (125,000)        300,000
         Cancellation of Treasury Stock                                                     --              --
                                                                                   -----------       ---------
Net cash provided by financing activities                                              507,555         592,430
                                                                                   -----------       ---------

NET INCREASE (DECREASE) IN CASH:                                                       (75,013)        100,910
CASH, beginning of period                                                              125,155           2,050
                                                                                   -----------       ---------
CASH, end of period                                                                $    50,142       $ 102,960
                                                                                   ===========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest                                                    $   146,915       $ 237,633
                                                                                   ===========       =========


          See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                  (Notes to Consolidated Financial Statements)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         BASIS OF PRESENTATION

         The unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-QSB and therefore do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain items included in these statements are based upon management estimates. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for fair presentation. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results expected for the fiscal year ending December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. See Note 1 to those financial statements for a discussion of the recapitalization and merger with Bobby Allison Cellular Systems of Florida, Inc.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Bobby Allison Wireless Corporation and its wholly-owned subsidiary (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         NET INCOME (LOSS) PER COMMON SHARE

         Basic EPS is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period without consideration for potential common shares. Potential common shares were not included for the nine months ended September 30, 1999 and 1998 since their effects are antidilutive under the treasury stock method for options and warrants and if-converted method for convertible preferred stock. For 1998, the Company has presented earnings per share on a pro forma basis as if the merger, which occurred December 31, 1998, had occurred on January 1, 1998.

         STORE PROPERTY AND DEVELOPMENT COSTS

         Costs incurred prior to the opening of a store and certain costs related to the implementation of corporate sales programs are capitalized and amortized over a period of twelve months starting with the month of commencement of such programs and new stores.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 122, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognized income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

         Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

         DEFERRED INCOME

         During 1998, the Company negotiated an agreement with a supplier whereby the supplier agreed to forgive a note payable with an outstanding balance of $262,022. Under the terms of the agreement, the forgiveness is cancelable if certain events occur, including the termination of a related agreement with cause. The Company has deferred the recognition of debt forgiveness income until the risk of repayment no longer exists and is expected to recognize 50% of the deferred income on November 30, 1999 and the balance on November 30, 2000, provided the agreement is still in effect on those dates. The agreement also provides for $200,000 of supplier marketing development funds received in January 1999 to be deferred over two years and recognized using the same percentages. Deferred income also includes billed but unearned beeper service revenue.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains forward looking statements. The Company wishes to caution investors that any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. The uncertainties and other factors include, but are not limited to, the factors listed in the Company's Form 10-KSB for the year ended December 31, 1998 (many of which have been discussed in prior SEC filings by the Company.) Though the Company has attempted to list the factors it believes to be important to its business, the Company wishes to caution investors that other factors may prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess how each of such factors may cause actual results to differ materially from forward looking statements.

         Investors are further cautioned not to place undue reliance on any forward looking statements as they speak only of the Company's view as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

         GENERAL

         The Company, headquartered in Largo, Florida, is an enclosed regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer which, as of November 5, 1999, had forty-six (46) sales locations including twenty-six (26) in-line stores, nineteen (19) kiosks and one (1) direct sales location located primarily in Central and South Florida. The Company's products, which range in price up to approximately $699, cover a broad assortment of over two hundred fifty (250) stock-keeping units and a wide range of service plans offered by six (6) cellular/PCS service providers and four (4) paging carriers.

         In accordance with its business plan, the Company is proceeding with the expansion of its operations beyond the State of Florida. As of November 5, 1999, the Company had opened seven (7) sales locations in Georgia, five (5) in Atlanta, one (1) in Augusta and one (1) in Centerville, one (1) sales location in Wilmington, North Carolina and two (2) sales locations in South Carolina, one
(1) in Columbia and one (1) in Aiken. The Company is scheduled to open approximately fourteen (14) more sales locations by the end of the year in Georgia, South Carolina, North Carolina, Virginia and the pan handle of Florida. Furthermore, the Company is currently negotiating leases for additional sales locations in Georgia, North Carolina, South Carolina, Virginia and Tennessee. The Company's continued expansion plans are dependent, however, upon the success of the Company's current negotiations for an additional line of credit of up to $1 million and its on-going offering of $1 million of Series C Convertible Preferred Stock. The Company has sold $475,000 of its Series C Convertible Preferred Stock ($250,000 as of September 30, 1999) and expects to complete the sale of $1,000,000 thereof by the end of the year. However, there is no assurance that the Company will be able to obtain the proposed debt financing or, that if available, it will be on acceptable terms, and furthermore, there is no assurance that the Company will complete such sales of its Series C Preferred Stock by year end or ever. See Item 5.

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

         As stated above, the Company has expanded into the States of Georgia, South Carolina and North Carolina. The Company is currently under contracts with AT&T Wireless Services of Florida and Georgia, Triton PCS, Inc., Powertel, Nextel and AirTouch. The Company is under an exclusive contract with AT&T Wireless Services of Florida in Central and South Florida and consequently may, during the term of such contract, only sell the services of AT&T Wireless Services in Central and South Florida with the exception of prepaid cellular service for which the Company is currently negotiating a contract with a prepaid cellular provider. In South Carolina, North Carolina and Virginia, the Company has entered into a contract with Triton PCS, Inc. The Triton PCS contract provides that the Company may only provide Triton PCS's service (marketed as "SunCom") in Triton PCS's market area in the states of South Carolina, North Carolina and Virginia for a period of 18 months which period expires in February 2001. In return, the Company is receiving certain market development assistance with respect to the opening of twenty (20) sales locations during such 18 month period of which the Company has already opened four (4). Triton PCS is partnered with AT&T Wireless Services and operates in areas not currently serviced by AT&T Wireless Services. Consequently, Triton PCS's market area does not include the major metropolitan areas in those states such as Charlotte and Raleigh-Durham, North Carolina and the Company has no current limitations on service providers in those areas. Finally, the Company offers service from AT&T Wireless Services, Powertel, Nextel and AirTouch in its Georgia and Florida pan handle sales locations. For the nine months ended September 30, 1999, AT&T Wireless Services' activation commissions still represented the largest amount of the Company's activation commissions accounting for approximately 31% of net revenues and approximately 56% of the Company's net accounts receivables but which has decreased from approximately 51% and approximately 75%, respectively, for the year ended December 31, 1998.

         (iii) RESIDUAL PAYMENTS. The Company receives monthly payments directly from customers for the pager airtime that the Company buys wholesale from paging carriers and then resells to individuals and small businesses.

         A change in sales and commissions policies at AT&T Wireless Services effective in October of 1998 has had a negative effect on the Company's gross revenues and will continue to have a negative effect on the Company's gross revenues through 1999 and beyond but has not and is not expected to have any material effect on the Company's gross profit or net income. Prior to October of 1998, the Company would pay AT&T Wireless Services a high price for a telephone and sell the same telephone to the consumer for a substantial loss. A substantial activation commission paid to the Company by AT&T Wireless Services would convert this loss into a profit. Effective October 1998, AT&T Wireless Services has changed its policy. It has substantially reduced the activation commission previously payable to the Company, but at the same time, has substantially reduced the price of the wireless telephones it sells to the Company by an amount approximately equal to the reduction of the activation commission. As a result, the Company makes a profit rather than incurring a loss on the sale of the wireless telephones but at the same time receives a lower activation commission. In summary, AT&T Wireless Services has simply shifted its subsidy for the cost of the wireless telephones from the activation commission to the actual sales price of the wireless telephone. As a result, this payment shift materially decreases both gross revenues and cost of goods sold but has no material effect on the Company's gross profit or its net income.

         The reduction in revenues negatively affected the Company's same store sales growth which were up approximately 0.7% from the quarter ended September 30, 1998 to the quarter ended September 30, 1999 and 1.3% from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. This increase in same store sales results is also effected by unusually high sales in the quarter ended September 30, 1998 due to the implementation and accompanying marketing campaign by AT&T Wireless of its One Rate Plan. Same store sales include only stores owned and operated by the Company for all periods of time included in the comparison and are comprised of only retail sales and activation commissions.

         Since gross profit represents a greater percentage of revenues after the change in AT&T Wireless Services' sales and commission policy, the Company's gross profit margin increased from approximately 46.6% in the nine months ended September 30, 1998 to approximately 63.9% in the nine months ended September 30, 1999 (which only reflected this change for a short period of time in 1998). The gross profit margin is expected to be approximately 64% (absent unexpected changes in market conditions and Company operations) throughout 1999.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit of $143,500 at September 30, 1999 compared to a working capital deficit of $497,392 at September 30, 1998. The increase in net working capital was due primarily to the issuance of securities, the draw down of the remainder of its line of credit and profits, the proceeds of which were used to increase inventory levels, fund leasehold improvements and purchase equipment. Deferred income increased $128,460 between December 31, 1998 and September 30, 1999 which related primarily to the receipt of certain supplier marketing development funds received in January 1999. The deferred revenue related to supplier development funds will be recognized as income 50% on November 30, 1999 and 50% on November 30, 2000 provided the terms of the related supplier agreement remain in effect on those dates. Also, on February 24, 1999, the Company consummated a line of credit with SouthTrust Bank by which the Company may borrow up to $500,000 for working capital. As of August 10, 1999, the Company has drawn down all $500,000 of the line of credit. To finance its expansion, the Company is currently negotiating with a commercial bank for additional debt financing of $1,000,000 and continues to sell its Series C Convertible Preferred Stock. The Company has sold $475,000 of its Series C Convertible Preferred Stock ($250,000 as of September 30, 1999) and expects to complete the sale of $1,000,000 thereof by the end of the year. However, there is no assurance that the Company will be able to obtain the proposed debt financing or, that if available, it will be on acceptable terms, and furthermore, there is no assurance that the Company will complete such sales of its Series C Preferred Stock by year end or ever.

         The Company's net cash provided by operating activities for the nine months ended September 30, 1999 was $444,090 as compared to net cash used for operating activities of $380,408 for the nine months September 30, 1998. The change in cash from operations was primarily due to an increase in accounts payable, a decrease in deferred tax assets and an increase in deferred revenue. The net cash used in investing activities for the nine months ended September 30, 1999 increased to $1,026,658 related primarily to the purchase of leasehold improvements and equipment required to support new store growth. The net cash provided by financing activities for the nine months ended September 30, 1999 was $507,555 as compared to $592,430 for the nine months ended September 30, 1998. The decrease related primarily to the issuance of preferred stock and borrowing on a line of credit.

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

         RESULTS OF OPERATIONS

         The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales:


                                                              For the Three Months Ended  For the Nine Months Ended
                                                                      September 30,             September 30,
                                                              --------------------------  -------------------------
                                                                   1999          1998         1999         1998
                                                              ------------    ----------  -----------  ------------

         Net Sales .......................................        100.0%       100.0%       100.0%       100.0%
         Cost of Sales ...................................         37.0%        47.6%        36.0%        53.4%
         Gross Profit ....................................         62.9%        52.4%        63.9%        46.6%
         Selling, General and Administrative Expenses
           (Excluding Depreciation).......................          57.7%        44.7%        56.4%        41.3%
         Depreciation and Amortization ...................          3.9%         2.3%         3.0%         2.7%
         Operating Income ................................          1.3%         5.4%         4.6%         2.6%
         Other Income (expense) ..........................          2.3%        (4.9%)       (0.5%)       (4.7%)
         Provision (Benefit) For Income Taxes ............         (1.3%)       (0.2%)       (1.5%)        0.7%
         Net Income (loss) ...............................          2.4%         0.3%         2.6%        (1.3%)



         COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES. Net sales were $3,150,858 for the three months ended September 30, 1999 as compared to $2,084,803 for the three months ended September 30, 1998, an increase of $1,066,055 or approximately 51.1%. This increase reflects the increase in store count from fourteen (14) to forty (40) sales locations as of September 30, 1999. Same store sales for the three months ended September 30, 1999 increased $9,623 or approximately 0.7% as compared to the three months ended September 30, 1998. As stated above, same stores sales include only stores owned and operated by the Company all periods of time included in the comparison (13 sales locations) and are comprised of only retail sales and activation commissions. Same store sales were affected by the AT&T Wireless Services payment shift and the unusually high sales in the quarter ended September 30, 1998 due to the implementation and accompanying marking campaign by AT&T Wireless of its One Rate Plan. See "-Sources of Revenue".

         GROSS PROFIT. Gross profit was $1,984,353 for the three months ended September 30, 1999 as compared to $1,092,583 for the three months ended September 30, 1998 or an increase of $891,770 or approximately 81.6%, largely reflecting the increase in stores operated during the three months ended September 30, 1999. Gross profit as a percentage of sales increased from approximately 52.4% in the three months ended September 30, 1998 to approximately 62.9% in the three months ended September 30, 1999. This increase was due primarily to the decrease in revenue resulting from the shift by AT&T Wireless Services of payments for activation commissions to a reduction in the price that it sells wireless telephones to the Company thereby increasing the percentage of revenues represented by gross profits. See "-Sources of Revenue".

         OPERATING EXPENSES. Selling, general and administrative expense was $1,818,438 for the three months end September 30, 1999 as compared to $931,309 for the three months ended September 30, 1998 or an increase of $887,129 or approximately 95.3%, largely as a result of the Company's store expansion in 1998. Corporate headquarter's expenses, included therein, increased due primarily to increased costs necessitated by the Company's growth and anticipated future growth including, but not limited to, support and training, advertising and marketing and merchandising and allocation/distribution.

         INTEREST EXPENSE. Interest expense was $61,435 for the three months ended September 30, 1999 as compared to $103,491 for the three months ended September 30, 1998 or a decrease of $42,056 or approximately 40.6% due to decreased borrowings associated with the conversion of certain debentures into preferred stock.

         OTHER INCOME. The Company receives marketing development funds (MDF) from several of its cellular service providers to aid in the costs of opening new stores. In the three months ended September 30, 1999, the Company received $140,000 in MDF which was credited to other income.

         NET INCOME/LOSS. The Company had net income of $40,687 for the three months ended September 30, 1999 as compared to a net loss of $5,941 for the three months ended September 30, 1998.

         The Company issued preferred stock in the fourth quarter of 1998 and the second half of 1999 and recorded preferred dividends of $33,367 during the three months ended September 30, 1999.

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES. Net sales were $8,065,269 for the nine months ended September 30, 1999 as compared to $5,604,844 for the nine months ended September 30, 1998, an increase of $2,460,425 or approximately 43.9%. This increase reflects the increase in store count from fourteen (14) to forty (40) sales locations as of September 30, 1999. Same store sales for the nine months ended September 30, 1999 increased by $46,698 or approximately 1.3% as compared to the nine months ended September 30, 1998. As stated above, same stores sales include only stores owned and operated by the Company for all periods of time included in the comparison (10 sales locations) and are comprised of only retail sales and activation commissions. Same store sales were affected by the AT&T Wireless Services payment shift and the unusually high sales in the quarter ended September 30, 1998 due to the implementation and accompanying marketing campaign by AT&T Wireless of its One Rate Plan. See "-Sources of Revenue".

         GROSS PROFIT. Gross profit was $5,158,266 for the nine months ended September 30, 1999 as compared to $2,613,719 for the nine months ended September 30, 1998 or an increase of $2,544,547 or approximately 97.4%, largely reflecting the increase in stores operated during the nine months ended September 30, 1999. Gross profit as a percentage of sales increased from approximately 46.6% in the nine months ended September 30, 1998 to approximately 63.9% in the nine months ended September 30, 1999. This increase was due primarily to the decrease in revenue resulting from the shift by AT&T Wireless Services of payments for activation commissions to a reduction in the price that it sells wireless telephones to the Company thereby increasing the percentage of revenues represented by gross profits. See "-Sources of Revenue".

         OPERATING EXPENSES. Selling, general and administrative expense was $4,546,853 for the nine months end September 30, 1999 as compared to $2,316,789 for the nine months ended September 30, 1998 or an increase of $2,230,064 or approximately 96.3%, largely as a result of the Company's store expansion in 1998. Corporate headquarter's expenses, included therein, increased due primarily to increased costs necessitated by the Company's growth and anticipated future growth including, but not limited to, support and training, advertising and marketing and merchandising and allocation/distribution.

         INTEREST EXPENSE. Interest expense was $146,915 for the nine months ended September 30, 1999 as compared to $237,633 for the nine months ended September 30, 1998 or a decrease of $90,718 or approximately 38.2% due to decreased borrowings associated with the conversion of certain debentures into preferred stock.

         OTHER INCOME. The Company receives marketing development funds (MDF) from several of its cellular service providers to aid in the costs of opening new stores. In the nine months ended September 30, 1999, the Company received $140,000 in MDF which was credited to other income.

         NET INCOME/LOSS. The Company had net income of $210,928 for the nine months ended September 30, 1999 as compared to a net loss of $73,157 for the nine months ended September 30, 1998.

         The Company issued preferred stock in the fourth quarter of 1998 and the second half of 1999 and recorded preferred dividends of $93,508 during the nine months ended September 30, 1999.

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

         The Year 2000 issue not only creates risk for the Company of unforeseen problems in its own computer systems but also from third parties on which the Company relies. In addition, the Company is querying its suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches and is reached. The Company has received such assurances from its vendors, particularly from AT&T Wireless Services. However, there are no assurances that the Company will identify all date-handling problems in its business systems or that the Company or its vendors will be able to successfully remedy Year 2000 compliance issues that are discovered. To the extent that the Company is unable to resolve its Year 2000 issues prior to January 1, 2000, operating results could be adversely affected. In addition, the Company could be adversely affected if other entities (e.g., vendors) not affiliated with the Company do not appropriately address their own year 2000 compliance issues in advance of their occurrence.

                                     PART II
                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

                  Not applicable

ITEM 2.  CHANGES IN SECURITIES.

                  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         (1)      Unanimous Consent of the Shareholders dated July 27, 1999.

                  (a) The unanimous consent was in lieu of a special meeting of the common shareholders and became effective on July 27, 1999, the date of the last signed consent. The unanimous consent was first mailed to the holders of the Company's common stock on July 22, 1999 along with a definitive Information Statement as filed with the Commission on the same date. A preliminary Information Statement was filed with the Commission on June 29, 1999 and amended on July 12, 1999.

                  (b) The unanimous consent was distributed to the common shareholders for the purpose of voting to adopt the Fourth Amendment To Amended And Restated Articles of Incorporation ("Fourth Amendment") which amended the Company's Articles of Incorporation as follows: (i) amended the conversion rights of the Series C Preferred Stock from 4,166 shares of the Company's common stock to such number of shares of the Company's common stock to be later determined by resolution of the Board of Directors and which was so later determined by the Board of Directors to be 2,500 shares, (ii) improved the liquidation rights with respect to the Series C Preferred Stock such that each of the holders of Series B Preferred Stock and Series C Preferred Stock have equal liquidation rights or receive distributions in the event of a liquidation ratably without preference rather than the Series B Preferred Stock having priority over the Series C Preferred Stock and (iii) amended certain of the voting rights of the Series A Preferred Stock and the Series B Preferred Stock allowing management more flexibility consistent with that of a typical public company. See Item 5 for a more detailed discussion of the Fourth Amendment.

                  (c) The Amendment was filed with the Florida Department of State on August 2, 1999 effective on August 11, 1999.

ITEM 5.  OTHER INFORMATION.

         AMENDMENTS TO THE ARTICLES OF INCORPORATION AND
         ISSUANCE OF SERIES C CONVERTIBLE PREFERRED STOCK

         GENERAL

         In June of 1999, the Company began discussions regarding the need to raise additional capital to meet its expansion plans. These plans included the Company's expected expansion into the State of Georgia and possibly the States of North Carolina and South Carolina as indicated in the Company's 1999 Annual Report to the Shareholders. The Company's first sales location Georgia opened in Augusta, Georgia in late July. The Company's first sales location in Atlanta, Georgia opened at North Dekalb Mall on August 5, 1999 a little over a month later than predicted in the 1999 Annual Report. As of November 5, 1999, the Company has in operation forty-six (46) sales locations including seven (7) in Georgia, two (2) in South Carolina and one (1) in North Carolina.

         In order to raise the capital needed for its expansion, the Company decided to seek a line of credit from a commercial bank and issue shares of its Series C Convertible Preferred Stock ("Series C Preferred Stock"). The Company is currently negotiating the line of credit with a commercial bank and has sold $475,000 of its Series C Preferred Stock. See "Commercial Bank Line of Credit and Series C Preferred Stock Offering" below. Under the Amended and Restated Articles of Incorporation filed December 1, 1998, the Series C Convertible Preferred Stock had most all of the same rights as the Series A Preferred Stock and the Series B Preferred Stock, including, but not limited to, a 7.5% dividend, a five year mandatory redemption right and the right to convert each share of Series C Preferred Stock into 4,166 shares of the Company's common stock. The major difference is that the Series C Preferred Stock was inferior to the Series A Preferred Stock and the Series B Preferred Stock with respect to liquidation rights.

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

         See the Third Amendment To Amended And Restated Articles of Incorporation attached as Exhibit 3.2 to the Company's Form 10-QSB for the quarter ended June 30, 1999.

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

         See the Fourth Amendment To Amended And Restated Articles of Incorporation attached as Exhibit 3.3 to the Company's Form 10-QSB for the quarter ended June 30, 1999.

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

         See the Fifth Amendment To Amended And Restated Articles of Incorporation attached as Exhibit 3.4 to the Company's Form 10-QSB for the quarter ended June 30, 1999.

         SECOND RESTATED ARTICLES OF INCORPORATION

         The Company filed its Second Restated Articles of Incorporation with the Florida Department of State on August 12, 1999 which incorporates all five of the amendments to the Amended and Restated Articles of Incorporation into a single document. See the Second Restated Articles of Incorporation attached as
Exhibit 3.5 to the Company's Form 10-QSB for the quarter ended June 30, 1999.

         COMMERCIAL BANK LINE OF CREDIT AND SERIES C PREFERRED STOCK OFFERING

         The Company is negotiating for a new line of credit from a commercial bank for $1 million. This is in addition to the Company's existing term loan in the amount of $350,000 and line of credit in the amount of $500,000. The Company commenced its offering of Series C Preferred Stock on August 2, 1999 with the sale of $250,000 of its Series C Preferred Stock to certain persons affiliated with Sterne, Agee & Leach, Inc., a principal shareholder of the Company. The offering is being conducted on a best efforts basis and, as of November 5, 1999, the Company has sold $475,000 of its Series C Preferred Stock. The Company expects to sell a total of approximately $1 million of its Series C Preferred Stock. The offering is being made in a private placement pursuant to the exemptions from registration contained in Rules 505 and 506 of Regulation D promulgated under the Securities Act of 1933, as amended ("1933 Act"), Section 18 of the 1933 Act and applicable states securities laws. The Company expects to complete the offering by the end of 1999.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(1)      Exhibits:

         27       Financial Data Schedule (For SEC use only).

(2)      Reports on Form 8-K:

                  None.

                                   SIGNATURES



         Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date: November 10, 1999                  BOBBY ALLISON WIRELESS CORPORATION



                                         /s/ Robert L. McGinnis
                                         --------------------------------
                                         Name:  Robert L. McGinnis
                                         Title: Chairman of the Board and
                                                Chief Executive Officer