Form 10KSB
period 1999-12-31
BOBBY ALLISON WIRELESS CORP
filed 2000-03-30
CIK 1021294

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended december 31, 1999, or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________.


                       Commission File Number: 000-22251


                       BOBBY ALLISON WIRELESS CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       FLORIDA                                                   65-0674664
-----------------------                                      -------------------
(State of Incorporation                                       (I.R.S. Employer
  or organization)                                           Identification No.)


  2055 Lake Avenue, S.E., Suite A, Largo, Florida                  33771
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

Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for the most recent fiscal year. $14,754,491.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $0.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 480,000 shares of Common Stock, par value $.01 per share, as of March 20, 2000.

         In accordance with Rule 12b-32 of the Securities Exchange Act of 1934, exhibits from the following documents are incorporated by reference into the Index to Exhibits of this Form 10-KSB:

         (i) The Registration Statement on Form SB-2 with respect to the units of Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc.(Commission File No. 333-15567) is incorporated by in reference into Part III of this report.

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

         (iv) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Quarterly Report on Form 10-QSB for the quarter ended October 31, 1998 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

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

         (viii) Amendment No. 1 to the Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

         (ix) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. current report on Form 10-KSB for the year ended
                  December 31, 1999 (Commission File No. 000-22251), is incorporated in reference to Part III of this report.

         (x) Amendment No. 1 to the Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. current report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-22251), is incorporated in reference to Part III of this report.

         (xi) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

         (xii) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Current Report on Form 8-K for the event occurring on November 19, 1999 (Commission File No. 000-22251), is incorporated in reference to Part III of this report.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Bobby Allison Wireless Corporation (together with its subsidiary, the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company herein or which are made orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "plans," "intends," "expects," "estimated," "projection," and "outlook") including certain provisions of the Year 2000 Readiness Disclosure contained in Item 6 herein are not historical facts and accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors: risks associated with rapid growth and necessary financing therefor, the Company's ability to successfully compete, dependence on carriers, technological change and inventory obsolescence, dependence on key personnel and other risk factors that may emerge from time to time. It is not possible for management to predict all of such factors or to assess the effect of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

         GENERAL

         Bobby Allison Wireless Corporation is a Florida corporation formerly known as 2Connect Express, Inc. (the "Company") and operates through its wholly owned subsidiary, Bobby Allison Wireless, Inc., a Florida corporation ("BAW"). Hereinafter, where appropriate, the "Company" shall also refer to the Company and BAW collectively. The Company, headquartered in Largo, Florida, is an enclosed regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer. As of March 20, 2000, the Company operated 64 sales locations consisting of 36 in-line stores, 26 kiosks and 2 retail merchandise units or RMUs (like kiosks but smaller) under the name of either "Bobby Allison Cellular & Pager" or "Bobby Allison Wireless". The Company also operates an e-commerce web-site under the name "bobbyallisonwireless.com" located at "WWW.BOBBYALLISONWIRELESS.COM". All of the Company's sales locations are located in regional malls throughout certain South East and Mid-Atlantic states. Since the Company is headquartered in and began operations in Florida, as of March 20, 2000, the majority of its sales locations (42) are in the State of Florida. Beginning in 1999, however, the Company began its expansion plans outside of the State of Florida and has since expanded into the States of Georgia (14), South Carolina (3), North Carolina (2), Virginia (2) and Tennessee (1).

         The Company retails cellular and/or personal communication system ("PCS") wireless telephone services for each of AT&T Wireless Services, AirTouch, Nextel, Powertel and SunCom and is authorized to sell each of their services in the following markets:

                  CARRIER                          MARKET
                  -------                          ------
         AT&T Wireless Services           Florida/Georgia/North Carolina(*)
         AirTouch                         Georgia
         Nextel                           Georgia
         Powertel                         Tennessee/Georgia/North Florida
         SunCom                           North Carolina/South Carolina/Virginia


         --------------

         (*) AT&T Wireless Services is the Company's largest carrier with which the Company has a generally exclusive relationship with AT&T Wireless Services in the Central and South Florida markets pursuant to an agreement which, unless extended by AT&T Wireless Services and the Company, expires on December 1, 2000. As the Company has maintained a good relationship with AT&T Wireless Services since 1993, the Company believes that it is likely that the agreement will be extended but not necessarily on the same basis.

The Company also retails pager services and the associated products and accessories to cellular, PCS and pager services. The Company is currently the largest independent specialty retailer of AT&T Wireless Services' cellular service in the State of Florida accounting for over 15% of AT&T Wireless Services Activation in the state of Florida. Correspondingly, as discussed below, AT&T Wireless Services' activations has represented the largest source of the Company's revenues since its inception through 1999. The Company's revenues are generated principally from three sources in one business segment. These sources are, in the order of largest to smallest revenue contribution, product retail sales, wireless telephone activation income, and pager services.

         PRODUCT RETAIL SALES. Product retail sales involve the sale through the Company's sales locations and e-commerce web-site of cellular, and pager wireless products such as phones and pagers and related accessories such as batteries, chargers, carrying cases and hands-free kits. For the year ended December 31, 1999, retail sales represented approximately 58% of the Company's revenues and 43% of the Company's gross profit. As the customer makes payment at the cash register or by credit card on the e-commerce web site, retail sales do not produce any accounts receivables. The e-commerce web site was not launched until January 2000; therefore, its sales to date have been immaterial. At this time, the Company is unable to determine how much, if any, contribution the e-commerce web site will have on the Company's financial results.

         WIRELESS TELEPHONE ACTIVATION INCOME. Wireless telephone activation income consists of activation commissions and other carrier's services as well as other payments to the Company by its wireless carriers including primarily market development funds. The amount of the activation commission and market development funds paid by carriers is based upon various service plans offered by and agreements with each carrier. New subscription activation commissions are fully refundable if the subscriber cancels its subscription prior to completion of a minimum period of continuous active service (generally 90 days). Customers generally sign a service agreement with the Company that the customer will reimburse the Company for lost activation commissions in the event of the early cancellation of service. The Company accrues for estimated deactivation losses, net of cancellation fees, by creating a reserve against carrier accounts receivable. The reserve is reflective of the historical cancellation experience.

         AT&T Wireless Services is the Company's largest carrier with which the Company has a generally exclusive relationship in the Central and South Florida markets pursuant to an agreement which, unless both AT&T Wireless Services and the Company agree to an extension, expires on December 1, 2000. As the Company has maintained a good relationship with AT&T Wireless Services since 1993, the Company believes that it is likely that the agreement will be extended but not necessarily on the same terms. Outside of Central and South Florida, however, the Company has non-exclusive carrier contracts with one or more of either AT&T Wireless Services, AirTouch, Nextel, Powertel or SunCom. For the year ended December 31, 1999, activation income represented approximately 36.7% of the Company's revenues, approximately 50.5% of the Company's gross profits and approximately 69.1% of the Company's accounts receivables (AT&T Wireless Services accounted for approximately 27%, 42% and 46%, respectively).

         The Company does not receive any residual commissions or income under any of its contracts for wireless activations and such residual commissions are generally uncommon today. However, the Company does currently sell prepaid PCS service for Powertel and AT&T and is negotiating to sell prepaid services for other carriers. Prepaid service involves not only the sale of a telephone and its activation as with regular service but also includes the sale of a phone card representing a specific allotment of minutes. The prepaid service is particularly attractive to those persons who have poor credit and are unable to receive approval for a service contract as well as for parents purchasing service for their children and wish to control their usage. Once the prepaid minutes expire, the phone will not operate until the card is renewed or, if lost, a new card is purchased. The Company receives a commission each time a prepaid card is renewed or a new card is purchased. As a consequence, although not a traditional residual commission, prepaid service creates an opportunity for the Company to have a recurring revenue stream with respect to each prepaid user. Based on the Company's research of prepaid service, the Company believes that, on average, each prepaid customer renews or purchases a phone card every 8 days.

         The Company also records income received from carriers related to market development activities as activation income when all provisions in the related agreements have been fulfilled and the right to retain amounts received have vested with the Company.

         PAGER SERVICES. Pager services include service commissions as well as residual payments on pagers. Pager residual payments are received for the pager air time that the Company buys wholesale from paging carriers and then resells to individuals and small businesses. The Company sells pager services for several pager carriers. For the year ended December 31, 1999, pager services represented approximately 4% of the Company's revenues and 7% of the Company's gross profit.

         The Company was incorporated in April 1996 as "2Connect Express, Inc." and operated as a one-stop specialty retailer of communication-related products and services under the name "2Connect, America's Total Communication Store"and was an authorized dealer for, among others, BellSouth Mobility. In January of 1998, the Company filed a voluntary petition for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court, Southern District of Florida and closed 9 of its 10 sales locations leaving in operation only its Coral Square Mall location. The Company emerged from bankruptcy on October 27, 1998 after confirmation of its Plan of Reorganization and entering into an agreement to merge with Bobby Allison Cellular Systems of Florida, Inc. a/k/a Bobby Allison Cellular and Pager, a Florida corporation and specialty retailer of wireless communications products and services ("BAC"). Effective December 31, 1998, BAC merged with and into BAW which was then known as 2Connect Acquisition Corp. and formed as a subsidiary of the Company for the sole purpose of the merger. As of the time of the merger, BAC had approximately 23 regional mall-based sales locations and operated the Company's location at Coral Square Mall pursuant to a Management Agreement. Consequently, immediately after the merger, the Company (as combined with BAC) grew from 1 to 24 regional mall-based sales locations making the Company again operational. As a result of the merger, the two shareholders of BAC (i) received approximately 73% of the outstanding common stock of the Company, par value $.01 per share ("Common Stock"), but which, assuming conversion of all of the Company's outstanding convertible preferred stock and the exercise of all outstanding stock options, would be diluted to just slightly below 50%, (ii) became two of the three members of the Board of Directors and (iii) became the new executive officers of the Company.
 For a detailed description of the Company's history and the bankruptcy, please see "History of the Company", "History of Bobby Allison" and "The Merger" below.

         BUSINESS STRATEGY AND CONCEPT

         BAC developed and executed a business strategy which was adopted by the Company and which focuses upon opening simply designed & operated sales locations in highly trafficked regional malls as well as developing partnerships with top quality, well-established and well-known hardware and service providers. To effect this strategy, BAC, and now the Company, have done the following:

         REGIONAL MALL LOCATIONS. The Company's sales locations are conveniently located in high traffic regional malls. The Company uses in-line stores, kiosks and RMUs for maximum flexibility to place stores in the best enclosed regional malls and the best possible locations within those malls. As of March 20, 2000, the Company had 64 regional mall based sales locations in Florida, Georgia, South Carolina, North Carolina, Virginia and Tennessee. The Company believes that its business strategy works in any type quality mall, whether a Class A, B or C mall, as long as there is adequate traffic in front of the sales location with respect to such mall. While a sales location in a Class C mall generally experiences lower traffic than a sales location in a Class A mall, the cost of the sales location is also lower.

         WIRELESS SERVICE CARRIER AFFILIATIONS. The Company believes that its partnerships with AT&T Wireless Services, AirTouch, Nextel, Powertel and SunCom provide its customers with a high quality service in the industry at attractive values. For instance, AT&T Wireless Services' single rate plan offers cellular service without long distance and roaming charges and provides one of the best geographic coverages in the U.S. AT&T Wireless Services is the Company's largest carrier and the Company has a generally exclusive relationship with AT&T Wireless Services in Central and South Florida. SunCom is the Company's primary carrier in North Carolina, South Carolina, and Virginia. Outside of Central and South Florida, the Company offers both cellular and PCS service plans with one or more of AT&T Wireless Services, AirTouch, Nextel, Powertel or SunCom. Suncom is an authorized provider of AT&T Wireless Services in geographic areas, principally non-metropolitan, where AT&T Wireless Services does not directly market. See "Carrier Agreements."

         ONE-STOP WIRELESS SHOPPING. The Company seeks to be a one-stop wireless shopping location which provides its customers with not only cellular, PCS and pager services but also a wide array of related products and accessories, many of which are packaged under the Company's own label, Bobby Allison Accesories.

         E-COMMERCE WEB SITE. To make shopping for products and accessories as convenient as possible to its customers, the Company launched in January 2000 an e-commerce web site under the name bobbyallisonwireless.com located at WWW.BOBBYALLISONWIRELESS.COM. The customer may purchase any of a wide range of name brand products and accessories including a wide variety of wireless telephones, decorative face plates for wireless telephones, batteries, carrying cases and hands-free kits. The customer simply picks the product, charges it to their credit card and the product is received via UPS in approximately three to four business days. The Company plans to add wireless telephone and pager service to its e-commerce web site in 2000.

         QUALITY STORE PERSONNEL AND SERVICE. The Company attracts, develops and motivates its associates through competitive compensation, incentives, training, career path management and advancement opportunity. Each Company employee must complete a one week training course at one of the Company's two training centers before getting on the sales floor. As a consequence of such training, the Company believes it offers a higher quality service and product knowledge about its services and products than its competitors thereby promoting the attraction and retention of customers.

         EFFECTIVE STORE DESIGN AND LAYOUT. The Company's stores are designed for visual appeal and functionality in terms of product presentation and customer service. The presentations allow customers to sample products and services and to be instructed by sales personnel in the use and application of the Company's products and services.

         SALES LOCATION EXPANSION. During 1999, the Company expanded its operations outside of the State of Florida into the States of Georgia, South Carolina and Virginia and has recently opened one sales location in Chattanooga, Tennessee. The Company plans to continue to expand in those states as well as expand into the States of Alabama and Maryland and the District of Columbia. The Company is currently negotiating with malls in these areas and as the Company's critical mass has grown, the Company has become better able to negotiate and compete for high quality mall space. Furthermore, it is estimated that there are over 70 independently operated small "mom & pop" wireless businesses in the Company's existing market areas any of which may be a possible acquisition candidate. However, the Company's expansion plans depend upon, among other things, obtaining substantial additional financing in the form of debt and/or equity. The Company has not currently obtained or identified any such financing. Consequently, there is no assurance that the Company will be able to obtain any additional financing or, if available, that such financing will be available on terms acceptable to the Company. Consequently, the Company may be unable to complete its expansion plans or such plans may be substantially delayed.

         INDUSTRY OVERVIEW

         The wireless communications industry has grown substantially in recent years. Cellular telephone service has been one of the fastest growing markets within the industry. From the inception of the cellular phone industry in 1983 until the end of 1997, the number of U.S. cellular subscribers had grown to approximately 55 million. However, although having grown at an annual compound rate of 41%, the national cellular subscriber base only reflects an average market penetration of 20.4% based on the U.S. population. In 1996, PCS wireless services were introduced in selected regions of the U.S., which resulted in approximately 300,000 subscribers by year end. Paul Kagan Associates, Inc. projects that by the year 2004 the number of cellular and PCS subscribers in the U.S. will reach approximately 140 million. The Company currently only offers cellular service in Central and South Florida due to its relationship with AT&T Wireless Services in Florida but offers PCS service in the North Florida and at all of its locations outside of the State of Florida. See "-Carrier Agreements" and "-Business Strategy and Concept."

         TYPICAL RETAIL TRANSACTIONS

         CELLULAR AND PCS. In a typical cellular or PCS retail transaction, a customer subscribes for service with the carrier such as AT&T Wireless Services and purchases a telephone for which there is a gross profit of approximately 30-40% to the Company. The Company also receives a commission from the carrier. The Company supplements its cellular phone sales with wireless accessories including its own label, Bobby Allison Accessories, such as batteries, chargers, carrying cases and hands-free kits, which generate an average gross margin of approximately 75% for the Company. Prior to October of 1998, the Company paid AT&T Wireless Services a high price for a wireless telephone which was then sold at a loss by the Company. However, such loss was converted into a profit by a substantial activation commission. Since October 1998, however, AT&T Wireless Services has changed its policy and now sells the Company wireless telephones at a lower price resulting in a gross profit on wireless telephone sales of, as state above, approximately 30-40% but then has correspondingly reduced activation commissions. The resulting effect is a decrease in revenue and an offsetting decrease in cost of goods sold resulting in no material effect to gross profit or net income. This change has negatively affected reported revenue growth for the year ended December 31 of 1999 as compared to 1998. See "Management's Discussions and Analysis or Plan of Operation-Sources of Revenue."

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

         CARRIER AND PAGER AGREEMENTS

         The Company's sales locations offer cellular and PCS wireless telephone services and paging services pursuant to carrier agreements with each of AT&T Wireless Services, AirTouch, Arch Paging, Nextel, Powertel, Priority Paging and Triton PCS d/b/a SunCom. The Company currently sells AT&T Wireless Services' cellular telephone service in Central and Southern Florida pursuant to a generally exclusive carrier agreement with AT&T Wireless Services expiring December 1, 2000. As the Company has maintained a good relationship with AT&T Wireless Services since 1993, the Company believes that it is likely that the agreement will be extended but not necessarily on the same terms. The Company also has entered into non-exclusive carrier agreements with AT&T Wireless Services in Georgia which may be canceled by either party with 60 days notice. The Company's carrier agreement with Nextel is a non-exclusive agreement limited to the Georgia market only and which expires in 2001. Currently, the Company is working through a letter agreement with AirTouch pending completion of a final agreement.

         The Company's carrier agreement with each of Powertel and Triton PCS grants the Company the right to sell their services in all markets nationwide serviced by Powertel and Triton PCS which each expires in 2002. Powertel services markets throughout Alabama, Georgia and Tennessee. Triton PCS is licensed to use the AT&T Wireless name under SunCom in geographic areas in the South-East and Mid-Atlantic which are not serviced by AT&T Wireless Services directly. Consequently, SunCom's market area cannot overlap with AT&T Wireless Services' market area and are thus primarily non-metropolitan. The Company's agreement with SunCom also calls for SunCom to pay approximately $1 million in market development funds to the Company for the development of 21 Company sales locations in SunCom's markets by March 2001. As a consequence, the Company has agreed that SunCom shall be the exclusive carrier in these 21 sales locations until March 2001. While the Company has the right to sell Powertel and SunCom throughout their service area, the Company only sells such service where they have a sales location in the States of Florida (other than Central and South Florida), Georgia, South Carolina, North Carolina, Virginia and Tennessee.

         The Company generally receives activation commissions based on the number of subscribers enlisted and the volume of activations. While management believes that a canceled carrier agreement could likely be replaced with an agreement with one of the carrier's competitors including PCS carriers, due to the fact that the Company receives substantial activation commissions from AT&T Wireless Services, the cancellation or non-renewal of the AT&T

Wireless Services carrier contract could have a significant effect on the Company's financial condition and results of operations. The Company is also a reseller of paging services, buying blocks of paging time from paging carriers at a substantial discount and reselling paging services to its customers. The Company's paging carrier agreements are generally for a term of one year which automatically renews for successive one year terms unless terminated by either party before such renewal. Paging customers are charged a monthly fee for local service and additional fees for service in other markets.

         SUPPLIERS

         The Company purchases its inventory from a variety of sources, such as suppliers, carriers and other large wholesale distributors. The Company purchases all of its inventory through a centralized purchasing department that tracks the inventory needs of each of its stores. The Company deals with its suppliers on an order-by-order basis and seeks to find the lowest price with quantity discounts. The purchasing department negotiates payment terms, vendor financing of inventory and merchandise discounts with suppliers. The Company currently purchases inventory from approximately 24 suppliers, the largest of which is AT&T Wireless Services which sells the Company wireless telephones as well as the service.

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

         Immediately following the Chapter 11 Filing, the Company began to close its retail stores and liquidate its assets which consisted primarily of selling off inventory and collecting accounts receivables. The Company eventually sold all of its inventory and other assets except for certain store fixtures and closed its headquarters and nine (9) of its ten (10) retail stores leaving in operation only the store located at the Coral Square Mall. Also immediately following the Chapter 11 Filing, the Company reached an agreement with Bay Tech, to convert the then existing credit facility into a secured debtor-in-possession credit facility. The debtor-in-possession credit facility provided for borrowings dependent upon the Company's level of inventory and accounts receivable with maximum borrowings of $500,000. The agreement granted Bay Tech a security interest in substantially all of the Company's assets. Advances under the facility bore interest at 11%. At the time of the Chapter 11 Filing, the Company had borrowed $275,000 under the original credit facility, which balance rolled over to the debtor-in-possession credit facility. The debtor-in-possession credit facility was originally scheduled to terminate on February 28, 1998; however, the Company requested and received a thirty-day extension of the debtor-in-possession credit facility until March 28, 1998. The interest rate on advances under the debtor-in-possession credit facility during the extension period was increased from 11% to 12%. On March 28, 1998, the Company paid off the balance owed on the debtor-in-possession credit facility plus accrued interest.

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

         Until 1998, BAC financed its growth through internally generated cash, loans to BAC by Messrs. McGinnis and Ralph of $125,000 each ($250,000 in the aggregate), an asset based line of credit from Southern Commerce Bank and the issuance of subordinated debentures in the aggregate amount of $500,000. In 1998, BAC was in need of additional funds for continued operation and expansion. At such time, BAC had 10 stores. Sterne Agee agreed to loan BAC $200,000 upon the execution by BAC of the Letter of Intent with the Company dated March 3, 1998 which provided for the merger of BAC with the Company upon completion of the bankruptcy. See "History of the Company." The loan was collateralized by a pledge of 10% of BAC's common stock owned by Messrs. McGinnis and Ralph. The purpose of the loan, as discussed in the Letter of Intent, was to finance BAC until the bankruptcy and hence the merger of BAC with the Company could be completed which, at the time, was expected to occur in June of 1998. It was then anticipated that Sterne Agee would assist the combined Company to raise capital, the proceeds of which would be used in part to pay off such $200,000 loan. Due to various problems including disagreements among the Company, Sterne Agee and a group of the Company's creditor's and the failure of the Company to have its financial statements audited or complete and file its Form 10-K for the year ended January 31, 1998, the bankruptcy proceedings were not completed until October 27, 1998. Consequently, Sterne Agee and its affiliates continued to finance the operations of BAC from late May until August of 1998 through the purchase of Series A 7.5% Convertible Subordinated Debentures of BAC in the aggregate amount of $900,000. The Series A Convertible Subordinated Debentures had a five (5) year term and bore interest at 7.5% per annum.

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

         In December of 1998, BAC executed a new exclusive provider agreement with AT&T Wireless Services pursuant to which BAC continued as an exclusive provider of AT&T Wireless Services' cellular service in Florida and pursuant to which AT&T Wireless Services approved the merger of BAC into the Company's subsidiary, BAW. Also, on December 30, 1998, BAC refinanced the Southern Commerce Bank loan which had a balance of $346,000 with a term loan from SouthTrust Bank in the amount of $350,000. Since December 30, 1998, the Company has entered into a line of credit over and above the term loan with SouthTrust Bank whereby the Company may borrow as needed up to $500,000. Finally, BAC, effective December 31, 1998, renegotiated its license agreement with Robert A. Allison a/k/a/ Bobby Allison, the reknown NASCAR driver whereby Bobby Allison agreed to license to BAC his name and provide to BAC a specific amount of his time for promotional events and advertisement. The license agreement recognized the merger and that the Company would become the beneficiary of the license agreement after the merger. See "Proprietary Information"

THE MERGER

         Effective at 11:59 p.m. December 31, 1998, the Company completed its merger ("Merger") with BAC whereby BAC was merged with and into BAW, with BAW surviving the Merger. The Merger was effected pursuant to that certain Merger Agreement by and among the Company, BAW, BAC and all of the Shareholders of BAC (Robert L. McGinnis and James L. Ralph) dated May 1, 1998 ("Merger Agreement"), as amended October 26, 1998 ("Amendment"). Pursuant to the terms of the Merger Agreement, the following occurred: (i) BAW survived the Merger, remained a wholly owned subsidiary of the Company and changed its name from "2Connect Acquisition Corp." to "Bobby Allison Wireless, Inc."; (ii) the holders of the common stock of BAC, Messrs. McGinnis and Ralph, each received for such shares
(A) 175,000 shares (350,000 in the aggregate) of the Common Stock and (B) a $125,000 debenture ($250,000 in the aggregate) bearing interest at 7.5% per annum amortized over three (3) years; (iii) each share of the 15 outstanding shares of 7.5% Series A Convertible Preferred Stock of BAC was converted into a share of 7.5% Series A Convertible Preferred Stock of the Company, par value $1.00 per share ("Series A Preferred Stock"), and each of which has a face value of $25,000, is non-voting except for significant corporate action or upon default and is convertible into 4,166 shares of Common Stock or, in the aggregate, 62,490 shares of Common Stock; (iv) each share of the 50 outstanding shares of 7.5% Series B Convertible Preferred Stock of BAC was converted into a share of 7.5% Series B Convertible Preferred Stock of the Company, par value $1.00 per share ("Series B Preferred Stock"), and each of which has a face value of $25,000, is non-voting except for significant corporate action or upon default and is convertible into 4,166 shares of Common Stock or, in the aggregate, 208,300 shares of Common Stock; (v) Craig R. Heyward and F. Eugene Woodham resigned from the Board of Directors of the Company and Messrs. McGinnis and Ralph were elected to fill such vacancies and (vi) James S. Holbrook, Jr., former Chairman and CEO of the Company, and F. Eugene Woodham, former Secretary and Treasurer of the Company, resigned as officers of the Company and Robert L. McGinnis was appointed to serve as Chairman, CEO and Treasurer and James L. Ralph was appointed to serve as President and Secretary. Messrs. McGinnis and Ralph have also entered into employment contracts with the Company effective December 31, 1998. See "Item 10 - Executive Compensation" below for a description of the employment contracts.

         As a result of the Merger, the sole shareholders of BAC, Robert L. McGinnis and James L. Ralph, acquired control of the Company and the headquarters of the Company were moved from 3500 Gateway Drive, Suite 101, Pompano Beach, Florida 33069 to space occupied by BAC at 2055 Lake Avenue, S.E., Suite A, Largo, Florida 33771. Prior to the Merger, there were 130,000 shares of Common Stock outstanding. Pursuant to the Merger, Messrs. McGinnis and Ralph, the sole shareholders of BAC, were each issued 175,000 shares (350,000 in the aggregate) of Common Stock and a $125,000 debenture ($250,000 in the aggregate) of the Company bearing interest at 7.5% per annum amortized over three (3) years. Also, Messrs. McGinnis and Ralph were issued 3 shares (6 in the aggregate) of the Series B Preferred Stock convertible into 24,996 shares of Common Stock, one of which Mr. McGinnis has since gifted. Consequently, as a result of the Merger, Messrs. McGinnis and Ralph owned approximately 73% of the outstanding Common Stock, no Series A Preferred Stock and 12% of the Series B Preferred Stock. Also, as a consequence of the Merger, Messrs. McGinnis and Ralph were appointed as 2 of the 3 members of the Board of Directors and elected as the sole executive officers of the Company.

         As reflected in Item 11 - Security Ownership of Certain Beneficial Owners and Management, while Messrs. McGinnis and Ralph still own approximately 73% of the outstanding Common Stock, their percentage ownership of the outstanding Common Stock would be diluted to under 50% if all of the Company's outstanding convertible preferred stock (including the shares owned by Messrs. McGinnis and Ralph) is converted into Common Stock. In January of 1999, the Company adopted the Bobby Allison Wireless Corporation 1999 Stock Option Plan and has granted each of Messrs. McGinnis and Ralph an option to purchase 10,000 shares of Common Stock at $6.00 per share which represents approximately 36% of all options granted under the plan. The exercise of these existing options will not increase Messrs. McGinnis and Ralph's ownership above 50%.

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

         A copy of the Merger Agreement and Amendment were filed as Exhibit 2.1 and 2.2 to the Company's Form 8-K filed January 8, 1998.

EMPLOYEES

         As of March 20, 2000, the Company had 298 full-time and 75 part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that employee morale and company culture are important to its retailing success, and that its relations with its employees are good.

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

SEASONALITY

         The Company historically has experienced and expects to continue to experience significant seasonal fluctuations in its net sales and net income. The Company generally experiences its strongest sales during the Spring and early vacation season and the Christmas holiday season. The Company generally experiences its weakest sales during late Summer and early Fall.

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

         The Company has a License Agreement effective December 31, 1998 with Robert A. Allison a/k/a/ Bobby Allison, the reknown NASCAR driver, whereby the Company may utilize Mr. Allison's name in connection with its operations. Also, Mr. Allison is required to make 8 personal promotional appearances and spend up to 48 hours on advertising campaigns such as television, radio or print advertisement. The initial term of the License Agreement is ten (10) years which commenced on December 31, 1998. The Company has options to renew the License Agreement for five (5) successive five (5) year terms for a total term (including the initial term) of 35 years. In consideration of this license and these services, the Company pays Bobby Allison a fixed annual fee of $36,000 per year during the first year and $48,000 per year for the following nine (9) years, $52,800 per year during the first five year renewal period, $58,000 per year for the second five year renewal period, $63,900 during the third five year renewal period, $70,300 per year during the fourth five year renewal period and $77,300 per year during the fifth five year renewal period ("Fixed Fees"). In addition to the Fixed Fees, the Company will pay Bobby Allison a contingent fee equal to the difference between that amount which is equal to one-tenth of one percent of the Company's annual net sales, and the Fixed Fee for such year with respect to the Company's first $100 million of annual net sales plus that amount equal to three-hundredths of one percent of annual net sales over $100 million. The Company also granted Bobby Allison an option to purchase 7,500 shares of Common Stock at $6.00 per share. This option terminates at the option of the Company if Bobby Allison breaches the License Agreement.

         The Company is not a party to any franchise agreements and has no plan to enter into franchise relationships in the future.

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

EXECUTIVE OFFICES

         The Company's principal executive offices are located at 2055 Lake Avenue, S.E., Suite A, Largo, Florida, 33771, and its telephone number is (727) 584-7902. The Company plans to move its principle executive offices to 1200 Starkey Road, Largo, Florida, 33771 in June 2000.

ITEM 2.  DESCRIPTION OF PROPERTY.

         As of March 20, 2000, the Company had 64 sales locations consisting of 36 in-line stores, 26 kiosks and 2 RMUs under the name "Bobby Allison Cellular & Pager" or "Bobby Allison Wireless" in regional malls throughout the South East and Mid-Atlantic. As the Company began operations in Florida, the majority of its sales locations (42) are in the State of Florida. Beginning in 1999, however, the Company began its expansion plans outside of the State of Florida and has since expanded into the States of Georgia (14), South Carolina (3), North Carolina (2), Virginia (2) and Tennessee (1). All of the Company's sales locations are leased. The Company currently expects that its policy of leasing rather than owning will continue. The Company's leases generally provide for original lease terms of five to ten years and contain provisions for increasing rents. The Company's in-line stores are, on average, from 700 to 1,000 square feet, the Company's kiosks range in size from 100 to 200 square feet and the Company's RMUs are approximately 50 square feet.

         The Company's corporate headquarters, which are also leased, are currently located at 2055 Lake Avenue, S.E., Suite A, Largo, Florida and occupy approximately 4300 square feet, of which 1500 square feet serves as a central warehouse and 2800 square feet serves as office space. In June 2000, the Company plans to move its corporate headquarters and warehousing to a larger facility of approximately 17,000 square feet approximately 9,000 office and 8,000 warehouse located at 1200 Starkey Road, Largo, Florida. The central warehouse is used to temporarily store merchandise for distribution and used to initially stock new stores upon their opening. The Company also maintains two training facilities, one in Lakeland, Florida and one in Atlanta, Georgia. These facilities are approximately 1,000 and 800 square feet, respectively. The Company expects to open a third training facility in South Florida in April 2000.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any legal proceedings which are expected to have a material effect on the Company's results of operations or financial condition, nor is it aware of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's units were previously traded on the OTC Bulletin Board under the symbol "CNTCU" during 1997 and 1998. After the units terminated on May 9, 1998 the Common Stock, a component of the unit, on the OTC Bulletin Board under the symbol "CNTC" and then after the bankruptcy filing, the symbol "CNTCQ". Upon the effective date of the Company's Plan of Reorganization on October 27, 1998, the outstanding Common Stock was forever extinguished and the Common Stock ceased to trade any further.

         The Company has not paid dividends since its initial public offering, and does not anticipate paying dividends in the foreseeable future.

         As of March 20, 2000, Company had a total of 26 shareholders, 4 holders of record of the Company's Common Stock and 22 holders of record of the Company's Preferred Stock (each of the holders of the Company's Common Stock are also holders of the Company's Preferred Stock). The following table sets forth the high, low and closing bid prices of the Company's Common Stock during each quarter in the two year period ended December 31, 1999:


                              First Quarter          Second Quarter           Third Quarter          Fourth Quarter
                              -------------          --------------           -------------          --------------
         1998:
         -----
         High Bid                 $3.250                 $1.125                  $0.375                  $0.218
         Low Bid                  $0.125                 $0.370                  $0.062                  $0.031
         Closing Bid              $0.500                 $0.625                  $0.062                     -*

         1999:
         -----
         High Bid                   -                       -                       -                       -
         Low Bid                    -                       -                       -                       -
         Closing Bid                -                       -                       -                       -


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         The Company, headquartered in Largo, Florida, is an enclosed regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer which, as of March 20, 2000, had 64 sales locations including 36 in-line stores, 26 kiosks, and 2 retail merchandising units or RMU's (like kiosks, but smaller). The Company's products cover a broad assortment of over 600 stock-keeping units. The Company also offers a wide range of service plans offered by five service providers, AT&T Wireless Services, AirTouch, Nextel, Powertel, SunCom and two paging carriers.

         In 1999, the Company expanded its operation beyond the State of Florida into Georgia, South Carolina, North Carolina, Virginia and Tennessee. In 2000, the Company plans to continue to expand in these other states as well as expand into the States of Alabama and Maryland and the District of Columbia. The Company's expansion plans are dependent upon, among other things, obtaining additional capital whether in the form of debt or equity. The Company has not currently obtained the necessary financing or identified any such financing. Consequently, there is not assurance that the Company will be able to obtain the necessary financing, or if available, that such financing will be on terms acceptable to the Company. As a result, the Company may be unable to complete its expansion plans or such plans may be substantially delayed.

SOURCES OF REVENUE

         The Company's revenues are generated principally from three sources in one business segment:

         PRODUCT RETAIL SALES. Product retail sales involve the sale through the Company's sales locations and e-commerce web-site of cellular, and pager wireless products such as phones and pagers and related accessories such as batteries, chargers, carrying cases and hands-free kits. For the year ended December 31, 1999, retail sales represented approximately 58% of the Company's revenues and 43% of the Company's gross profit. As the customer makes payment at the cash register or by credit card on the e-commerce web site, retail sales do not produce any accounts receivables. The e-commerce web site was not launched until January 2000; therefore, its sales to date have been immaterial. At this time, the Company is unable to determine how much, if any, contribution the e-commerce web site will have on the Company's financial results.

         WIRELESS TELEPHONE ACTIVATION INCOME. Wireless telephone activation income consists of activation commissions when a customer initially subscribes for such carrier's services as well as other payments to the Company by its wireless carriers including primarily market development funds. The amount of the activation commission and market development funds paid by carriers is based upon various service plans offered by and agreements with each carrier. New subscription activation commissions are fully refundable if the subscriber cancels its subscription prior to completion of a minimum period of continuous active service (generally 90 days). Customers generally sign a service agreement with the Company that the customer will reimburse the Company for lost activation commissions in the event of the early cancellation of service. The Company accrues for estimated deactivation losses, net of cancellation fees, by creating a reserve against carrier accounts receivable. The reserve is reflective of the historical cancellation experience.

         AT&T Wireless Services is the Company's largest carrier with which the Company has a generally exclusive relationship in the Central and South Florida markets pursuant to an agreement which, unless both AT&T Wireless Services and the Company agree to an extension, expires on December 1, 2000. As the Company has maintained a good relationship with AT&T Wireless Services since 1993, the Company believes that it is likely that the agreement will be extended but not necessarily on the same terms. Outside of Central and South Florida, however, the Company has non-exclusive carrier contracts with one or more of either AT&T Wireless Services, AirTouch, Nextel, Powertel or SunCom. For the year ended December 31, 1999, activation income represented approximately 36.7% of the Company's revenues, approximately 50.5% of the Company's gross profits and approximately 69.1% of the Company's accounts receivables (AT&T Wireless Services accounted for approximately 27%, 42% and 46%, respectively).

         The Company does not receive any residual commissions or income under any of its contracts for wireless activations and such residual commissions are generally uncommon today. However, the Company does currently sell prepaid PCS service for Powertel and is negotiating to sell prepaid services for other carriers. Prepaid service involves not only the sale of a telephone and its activation as with regular service but also includes the sale of a phone card representing a specific allotment of minutes. The prepaid service is particularly attractive to those persons who have poor credit and are unable to receive approval for a service contract as well as for parents purchasing service for their children and wish to control their usage. Once the prepaid minutes expire, the phone will not operate until the card is renewed or, if lost, a new card is purchased. The Company receives a commission each time a prepaid card is renewed or a new card is purchased. As a consequence, although not a traditional residual commission, prepaid service creates an opportunity for the Company to have a recurring revenue stream with respect to each prepaid user. Based on the Company's research of prepaid service, the Company believes that, on average, each prepaid customer renews or purchases a phone card every 8 days.

         The Company also records income received from carriers related to market development activities as activation income when all provisions in the related agreements have been fulfilled and the right to retain amounts received have vested with the Company.

         PAGER SERVICES. Pager services include activation commissions as well as residual payments on pagers. Pager residual payments are received for the pager air time that the Company buys wholesale from paging carriers and then resells to individuals and small businesses.The Company sells pager services for several pager carriers. For the year ended December 31, 1999, pager services represented approximately 4% of the Company's revenues and 7% of the Company's gross profit.

         A change in sales and commissions policies at AT&T Wireless Services effective in October of 1998 has had a negative effect on the Company's gross revenues in 1998 and 1999 but has not had any material effect on the Company's gross profit or net income. Prior to October of 1998, the Company would pay AT&T Wireless Services a price for a telephone and sell the same telephone to the consumer for a substantial loss. A substantial activation commission paid to the Company by AT&T Wireless Services would convert this loss into a profit. Effective October 1998, AT&T Wireless Services changed its policy. It has substantially reduced the activation commission previously payable to the Company but, at the same time, has substantially reduced the price of the wireless telephones it sells to the Company by an amount approximately equal to the reduction of the activation commission. As a result, the Company makes a profit rather than incurring a loss on the sale of the wireless telephones but at the same time receives a lower activation commission. In summary, AT&T Wireless Services has simply shifted its subsidy for the cost of the wireless telephones from the activation commission to the actual sales price of the wireless telephone. As a result, this payment shift materially decreases both gross revenues and cost of goods sold but has no material affect on the Company's gross profit or its net income.

         The AT&T Wireless Services policy change negatively affected the Company's same sales location sales (i.e. same store sales) growth which grew approximately 6.9% from the year ended December 31, 1998 to the year ended December 31, 1999 after adjustment for this policy change and which grew 36.2% from the year ended December 31, 1997 to the year ended December 31, 1998 after adjustment for this policy change. Because the payment shift did not occur until the Fall of 1998, it had less negative affect on same sales location sales comparisons for the year ended December 31, 1998 versus the year ended December 31, 1997 than it had on such comparisons for the year ended December 31, 1999 versus the year ended December 31, 1998 when it was in place for a full twelve months.

         In contrast, because gross profit is not materially effected by the revenues decrease, then gross profit represents a greater percentage of revenues and consequently, the Company's gross profit margin increased from approximately 44.2% in the year ended December 31, 1997 to approximately 51.7% in the year ended December 31, 1998 (which only reflected this change for a short period of time in 1998). The gross profit margin rose to 64.0% as of December 31, 1999 and is expected to remain relatively constant (absent unexpected changes in market conditions and Company operations) throughout the foreseeable future.

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

RESULTS OF OPERATIONS

         The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales:


                                                            For the Year Ended      For the Year Ended
                                                            December 31, 1999       December 31, 1998
                                                            -----------------       -----------------
Total Revenue...........................................          100.0%                   100.0%
Cost of Sales...........................................           36.0%                    48.3%
Gross Profit............................................           64.0%                    51.7%
Selling, General and Administrative Expenses                       53.6%                    44.4%
(Excluding Depreciation)................................
Depreciation and Amortization...........................            3.3%                     2.2%
Operating Income........................................            7.3%                     5.2%
Interest Expense........................................            0.1%                     3.7%
Income Tax Expense......................................            2.5%                     5.5%
Net Income..............................................            3.9%                     0.7%



COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

         TOTAL REVENUE. Total Revenue was $14,754,491 for the year ended December 31, 1999 as compared to $8,146,369 for the year ended December 31, 1998 or an increase of $6,608,122 or 81.1%. This increase reflects the increase in sales location count from 22 to 59 sales locations. Comparable sales location sales for the year ended December 31, 1999 increased by $303,168 or approximately 6.9% as compared to the year ended December 31, 1998. As stated above, comparable stores sales include only sales locations owned and operated by the Company for at least 12 full months and are effected by the AT&T Wireless Services payment shift. The Company operated 59 stores at December 31, 1999, 24 of which had then been owned and operated for at least 12 months. See "-Sources of Revenue."

         GROSS PROFIT. Gross profit was $9,442,469 for the year ended December 31, 1999 as compared to $4,211,434 for the year ended December 31, 1998 or an increase of $5,231,035 or 124.2%, largely reflecting the increase in stores operated during the year ended December 31, 1999. Gross profit as a percentage of net sales increased from 51.7% in the year ended December 31, 1998 to 64% in the year ended December 31, 1999. This increase in gross profit resulted primarily from the decrease in revenue and costs of goods sold resulting from the shift by AT&T Wireless Services of payments for activation commissions to a reduction in the price that it sells wireless telephones to the Company and an increase in market development funds paid to the Company by its carriers.

         In December 1998, a major carrier converted $262,062 owed by the Company to a market development funds payment. In January 1999, the Company received additional market development funds of $200,000 from this carrier under the same agreement. The Company recorded the market development funds as deferred income because the Company would have had to repay all $462,062 if the Company had terminated its relationship with such carrier before December of 1999 and will have to repay one-half or $231,031 if the Company terminates its relationship with such carrier before December of 2000. Consequently, the Company recognized $231,031 as activation income on November 30, 1999 and expects to recognize the remaining $231,031 as activation income on November 30, 2000. In 1999, the Company also received $350,000 from a carrier which was used to fund the Company's expansion into Georgia, North Carolina and South Carolina. Total activation income during 1999 from market development funds from the two sources totaled approximately $596,000. There was no such comparable income included in the prior year gross profit.
See "-Sources of Revenue."

         OPERATING EXPENSES. Selling, general and administrative expense was $8,373,563 for the year ended December 31, 1999 as compared to $3,789,371 for the year ended December 31, 1998 or an increase of $4,584,192 or approximately 121%, largely as a result of the Company's store expansion in 1999. Corporate headquarter's expenses, included therein, increased due primarily to increased costs necessitated by the Company's growth and anticipated future growth including, but not limited to, support and training, advertising and marketing and merchandising and allocation/distribution.

         NET INTEREST EXPENSE. Net interest expense was $125,140 for the year ended December 31, 1999 as compared to $296,469 for the year ended December 31, 1998 or a decrease of $171,329 or 57.8% due to lower average borrowings outstanding during 1999 versus 1998. The lower average borrowings in 1999 resulted from the conversion of debt to preferred stock, conversion of debt by a carrier to market development funds and the pay off of long-term debt with the proceeds of issuances of preferred stock in November and December of 1998.

         NET INCOME/LOSS. The Company had net income of $571,766 for the year ended December 31, 1999 as compared to net income of $67,622 for the year ended December 31, 1998 or an increase of $504,144 or 745.5%, primarily as a result of the Company's store expansion and receipt of market development funds. Market development funds represented approximately $363,560 of such increase but there is no assurance that these payments will recur.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $526,441 of net working capital at December 31, 1999 compared to net working capital $82,381 at December 31, 1998. The increase in net working capital was due primarily to the issuance of preferred securities and long term debt, the proceeds of which were used to increase inventory levels, fund store build-outs and build cash reserves.

         On February 24, 1999, the Company consummated (i) a term loan from SouthTrust Bank in the amount of $350,000 and (ii) a line of credit with SouthTrust Bank by which the Company may borrow up to a maximum of $500,000 for working capital. The term loan is amortized over 3 years at a rate of 8.5% per annum. The line of credit has revolving payment terms, is due upon demand and bears interest at prime plus 1% (9.5% as of December 31, 1999). Both the term loan and the line of credit are secured by a first position on substantially all of the Company's assets, primarily inventory and accounts receivables.

         On November 19, 1999, the Company secured a revolving note loan from Colonial Bank by which the Company may borrow up to $1 million and which was extended to $1,500,000 on February 23, 2000. The note is due January 31, 2001 and bears interest at the Colonial Bank Base Rate as determined from time to time. The note is secured by a second position on the Company's assets and, up to $1 million, by the guarantees of certain shareholders. See "Item 12 - Certain Relationships and Related Transactions". As of March 20, 2000, the Company had drawn down all but $250,000 of the lines of credit.

         The Company's net cash provided by operating activities for the year ended December 31, 1999 was $939,196 as compared to net cash used by operating activities of $466,833 for the year ended December 31, 1998 or change in cash provided by operating activities of $1,406,029. This increase was primarily due to increases in accounts receivable from activation income and inventories associated with new stores. This net cash used in investing activities for the year ended December 31, 1999 increased $2,089,844 as compared to the year ended December 31, 1998 related primarily to the purchase of leasehold improvements and equipment required to support new store growth. The net cash provided by financing activities for the year ended December 31, 1999 increased by $1,060,424 as compared to the year ended December 31, 1998 related primarily to the procurement of bank debt and the issuance of preferred securities totaling $2,650,000 and reduced by the repayment of debt totaling $627,448.

         The Company believes it can satisfy its cash demands during the next 12 months out of internally generated cash flow. However, in order to proceed with the Company's proposed growth plans, the Company will need to raise substantial additional capital through the issuance of securities and/or the procurement of additional bank or other debt. There is no assurance that the Company will be able to find a purchaser for its securities or, if a purchaser is found, that an adequate price for the Company's securities can be obtained or that the Company's shareholders will not be diluted by any such issuance. Furthermore, there is no assurance that the Company will be able to procure any additional debt financing, or if available, that such debt will be on terms acceptable to the Company.

NET OPERATING LOSS CARRY-FORWARDS AND DEFERRED TAX ASSETS

         At December 31, 1999, the Company had no net operating loss carry forward for federal income tax purposes. As of December 31, 1999, the Company had a total deferred tax asset of $95,000 consisting of $64,000 from leasehold improvements and $31,000 from accounts receivables. See Notes to Consolidated Financial Statements - Note 8.

IMPACT OF INFLATION

         General inflation has had only a minor effect on the operations of the Company and its internal and external sources for liquidity and working capital.

SEASONALITY

         The Company historically has experienced and expects to continue to experience significant seasonal fluctuations in its net sales and net income. The Company generally experiences its strongest sales during the Spring and early vacation season and the Christmas holiday season. The Company generally experiences its weakest sales during late Summer and early Fall.

YEAR 2000 READINESS DISCLOSURE

          The Company has updated its computer systems, particularly its point-of-sale systems and had no Year 2000 issues upon the system roll-over to January 2000. Consequently, the Company believes that the Year 2000 issue will not pose significant operations problems for the Company's computer systems and the Company does not expect to incur any significant additional costs regarding the Year 2000 issue. The Company has not and does not plan to develop a contingency plan for the failure of the equipment or systems. The Company will resort to manual operations in the event of a failure. The Company's cost of updating its computer system was less than $50,000.

ITEM 7. FINANCIAL STATEMENTS.


         INDEX TO FINANCIAL STATEMENTS: The financial statements of the Company listed below have been included on the succeeding pages of this Item 7.

                                                                                                         Page
                                                                                                         ----
Report of Independent Auditors                                                                           23

Financial Statements

         Consolidated balance sheets at December 31, 1999 and 1998.                                     24-25

         Consolidated income statements for the years ended December 31, 1999
           and 1998.                                                                                      26

         Consolidated statements of stockholders' equity for the year ended
           December 31, 1999 and 1998.                                                                    27

         Consolidated statements of cash flows for the year ended December 31,
            1999 and 1998.                                                                                28

         Notes to consolidated financial statements                                                     29-51




REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Bobby Allison Wireless Corporation and Subsidiary


We have audited the accompanying consolidated balance sheets of Bobby Allison Wireless Corporation (formerly 2Connect Express, Inc.) and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bobby Allison Wireless Corporation and Subsidiary at December 31, 1999 and 1998, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                                    BDO Seidman LLP
                                                    Orlando, Florida


February 17, 2000, except for Note 3,
  which is as of February 23, 2000

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

================================================================================



December 31,                                                                             1999                 1998
----------------------------------------------------------------------------------------------------------------------
ASSETS (Note 3)

CURRENT:
  Cash                                                                                $  624,869            $  125,155
  Accounts receivable, less allowance for doubtful accounts of $83,027
     and $76,144                                                                       2,408,839               684,344
  Accounts receivable from related party                                                  18,800                    --
  Inventories                                                                          2,606,907               645,976
  Prepaid expenses                                                                        52,546                29,091
  Deferred tax asset (Note 8)                                                             31,000                24,000
----------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                          5,742,961             1,508,566
----------------------------------------------------------------------------------------------------------------------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, at cost:
  Office equipment and furniture                                                       1,226,323               628,182
  Leasehold improvements                                                               2,058,336               310,671
  Automotive equipment                                                                    12,944                11,215
----------------------------------------------------------------------------------------------------------------------

                                                                                       3,297,603               950,068
  Less accumulated depreciation                                                          699,902               265,491
----------------------------------------------------------------------------------------------------------------------

         NET LEASEHOLD IMPROVEMENTS AND EQUIPMENT                                      2,597,701               684,577
----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Goodwill and other intangible assets, net of accumulated amortization of
    $172,939 and $135,442 (Note 2)                                                       312,900               350,397
  Deferred tax asset (Note 8)                                                             64,000               156,000
  Deposits                                                                                51,456                25,038
----------------------------------------------------------------------------------------------------------------------

         TOTAL OTHER ASSETS                                                              428,356               531,435
----------------------------------------------------------------------------------------------------------------------

                                                                                      $8,769,018            $2,724,578
======================================================================================================================


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

================================================================================



December 31,                                                                               1999                    1998
---------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                     $ 3,521,170             $   550,156
  Accrued expenses                                                                         901,053                 266,624
  Deferred income (Note 4)                                                                 281,691                 315,528
  Current maturities of long-term debt (Note 3)                                            417,697                  94,458
  Current maturities of related party long-term debt (Note 3)                               94,909                  74,419
  Convertible debenture (Note 3)                                                                --                 125,000
---------------------------------------------------------------------------------------------------------------------------

         TOTAL CURRENT LIABILITIES                                                       5,216,520               1,426,185

LONG-TERM LIABILITIES:
  Long-term related party debt, less current maturities (Note 3)                            92,401                 175,581
  Long-term debt, less current maturities (Note 3)                                       1,259,385                 266,380
---------------------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES                                                               6,568,306               1,868,146
---------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 11)                                                         --                      --

PREFERRED STOCK (Note 5):
  Series A convertible preferred stock, $1.00 par, shares authorized 20;
    outstanding 15                                                                         375,000                 375,000
  Series B convertible preferred stock, $1.00 par, shares authorized 50;
    outstanding 50                                                                       1,250,000               1,250,000
---------------------------------------------------------------------------------------------------------------------------

         TOTAL PREFERRED STOCK                                                           1,625,000               1,625,000
---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Series C convertible preferred stock, $1.00 par, shares authorized 250;
    outstanding 32                                                                         800,000                      --
  Common stock, $.01 par; 25 million shares authorized; 480,000 outstanding                  4,800                   4,800
  Additional paid-in capital                                                               205,365                 100,405
  Deficit                                                                                 (434,453)               (873,773)
---------------------------------------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              575,712                (768,568)
---------------------------------------------------------------------------------------------------------------------------

                                                                                       $ 8,769,018             $ 2,724,578
===========================================================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                         Consolidated Income Statements


================================================================================



Year Ended December 31,                                       1999                    1998
------------------------------------------------------------------------------------------------
REVENUES:
  Product sales                                           $  8,504,641             $ 3,361,413
  Activation income                                          5,420,022               4,153,156
  Pager services                                               829,828                 631,800
------------------------------------------------------------------------------------------------

         Total revenues                                     14,754,491               8,146,369

COST OF SALES                                                5,312,022               3,934,935
------------------------------------------------------------------------------------------------

         Gross profit                                        9,442,469               4,211,434
------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Selling, general and administrative expenses               7,901,655               3,613,255
  Depreciation and amortization                                471,908                 176,116
------------------------------------------------------------------------------------------------

         Total operating expenses                            8,373,563               3,789,371
------------------------------------------------------------------------------------------------

         Operating income                                    1,068,906                 422,063
------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense                                            (136,540)               (301,411)
  Interest income                                               11,400                   4,942
  Other expense                                                     --                 (12,972)
------------------------------------------------------------------------------------------------

         Total other income (expense)                         (125,140)               (309,441)
------------------------------------------------------------------------------------------------

INCOME BEFORE TAXES ON INCOME                                  943,766                 112,622

INCOME TAX EXPENSE (Note 8)                                    372,000                  45,000
------------------------------------------------------------------------------------------------

NET INCOME                                                     571,766                  67,622

PREFERRED STOCK DIVIDENDS                                     (132,446)                (13,736)
------------------------------------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS               $    439,320             $    53,886
================================================================================================
EARNINGS PER COMMON SHARE (Note 2):
  Basic                                                   $        .92             $       .11
  Diluted                                                          .78                     .11
------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2):
  Basic                                                        480,000                 480,000
  Diluted                                                      758,594                 480,000
================================================================================================



                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity


================================================================================


                               Common Stock        Preferred Stock      Additional
                              ----------------     ----------------       Paid-in                       Treasury
                              Shares    Amount     Shares    Amount       Capital         Deficit        Stock           Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997     4,330   $    43       --    $     --      $   2,287       $(927,659)      $(6,500)      $(931,829)

Cancellation of treasury
  stock                         (330)       (3)      --          --         (6,497)             --         6,500              --

Record reverse merger
  (Notes 1[C] and 2[A])      476,000     4,760       --          --        104,615              --            --         109,375

Preferred stock dividend          --        --       --          --             --         (13,736)           --         (13,736)

Net income                        --        --       --          --             --          67,622            --          67,622
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998   480,000     4,800       --          --        100,405        (873,773)           --        (768,568)

Preferred stock dividend          --        --       --          --             --        (132,446)           --        (132,446)

Common stock warrants
  (Note 6)                        --        --       --          --        104,960              --            --         104,960

Series C preferred stock          --        --       32     800,000             --              --            --         800,000

Net income                        --        --       --          --             --         571,766            --         571,766
---------------------------------------------------------------------------------------------------------------------------------


BALANCE, December 31, 1999   480,000   $ 4,800       32    $800,000      $ 205,365       $(434,453)      $    --       $ 575,712
=================================================================================================================================


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

================================================================================




Year Ended December 31,                                                        1999              1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $   571,766       $    67,622
  Adjustments to reconcile net income to net cash used for operating activities:
      Depreciation and amortization                                           471,908           176,116
      Amortization of debt discount                                            10,955                --
      Loss on disposal of equipment                                                --            14,236
      Accrued interest converted to preferred stock                                --            10,000
      Cash provided by (used for):
        Accounts receivable                                                (1,743,295)         (275,367)
        Prepaid expenses                                                      (23,455)          (27,302)
        Inventories                                                        (1,960,931)         (193,958)
        Deferred tax assets                                                    85,000            45,000
        Accounts payable                                                    2,971,014          (280,454)
        Accrued expenses                                                      590,071           (10,321)
        Deferred income                                                       (33,837)            7,595
-----------------------------------------------------------------------------------------------------------

Net cash provided by (used for) operating activities                          939,196          (466,833)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of leasehold improvements and equipment                         (2,347,535)         (274,452)
  Increase in deposits                                                        (26,418)          (10,657)
  Proceeds from sale of equipment                                                  --             1,000
-----------------------------------------------------------------------------------------------------------

Net cash used for investing activities                                     (2,373,953)         (284,109)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                (502,441)         (575,953)
  Repayment of convertible debenture                                         (125,000)               --
  Payments of preferred stock dividends                                       (88,088)               --
  Proceeds from issuance of debt                                            1,850,000           350,000
  Proceeds from issuance of Series C preferred stock                          800,000                --
  Proceeds from issuance of Series A and B preferred stock                         --         1,100,000
-----------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                   1,934,471           874,047
-----------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                          499,714           123,105

CASH, beginning of year                                                       125,155             2,050
-----------------------------------------------------------------------------------------------------------

CASH, end of year                                                         $   624,869       $   125,155
===========================================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




1.   ORGANIZATION, RECAPITALIZATION AND MERGER

Bobby Allison Wireless Corporation, formerly "2Connect Express, Inc."("2Connect") through its wholly-owned subsidiary Bobby Allison Wireless, Inc., formerly "2Connect Acquisition Corp." ("Acquisition") (collectively the "Company") through a merger with Bobby Allison Cellular Systems of Florida, Inc. ("Bobby Allison") owns and operates 59 mall-based specialty retail locations in the southeastern United States offering cellular and pager service under the names "Bobby Allison Wireless" and "Bobby Allison Cellular and Pager." The Company operates in a single business segment.


The historical financial statements included herein are those of Bobby Allison up to 11:59 p.m. on December 31, 1998, the merger date as further described in
Note 1(C). Immediately after the merger, the Company's balance sheet included the accounts of 2Connect and Acquisition (which includes those of Bobby Allison).

     (A)  PLAN OF REORGANIZATION

          2Connect filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Filing") on January 12, 1998, and subsequently closed all of its stores except the store at Coral Square Mall in Coral Springs, Florida. Subsequent to the Filing, 2Connect liquidated most of its assets. The Coral Square store operated from June 16, 1998 until December 31, 1998 under a management agreement (the "Management Agreement") with Bobby Allison whereby Bobby Allison was responsible for all expenses related to that store and was entitled to any profits or losses that it generated.

          On March 3, 1998, 2Connect executed a Letter of Intent, then a merger agreement on May 1, 1998 that was amended on October 26, 1998 (collectively the "Merger Agreement") with Bobby Allison under which Bobby Allison would merge with and into Acquisition, a Florida corporation formed on April 22, 1998.

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

     (B)  RESTATED ARTICLES OF INCORPORATION

          On December 1, 1998, the Company filed its Amended and Restated Articles of Incorporation ("Restated Articles") in anticipation of the merger with Bobby Allison. At that date, Bobby Allison's capital structure included three series of preferred stock and one class of common stock. The Merger Agreement required that, prior to the Merger, the Company file Restated Articles to authorize three classes of preferred stock substantially similar to the preferred stock authorized and issued by Bobby Allison for issuance pursuant to the Merger.

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


          The Company filed the Restated Articles on December 1, 1998 authorizing 20 shares of Series A Convertible Preferred Stock, 50 shares of Series B Convertible Preferred Stock, 250 shares of Series C Convertible Preferred Stock and 25 million shares of common stock.

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

          (v) on March 1, 1999, 2Connect changed its name to Bobby Allison Wireless Corporation.

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     (D)  UNAUDITED PRO FORMA INFORMATION

          The following unaudited pro forma information has been prepared assuming the Merger had taken place at January 1, 1998. The unaudited pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional preferred stock dividends based on preferred stock being outstanding the entire period and the amortization of intangibles arising from the transaction. The unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                                Unaudited
                                                ---------
           Year Ended December 31,                  1998
          ---------------------------------------------------------------------

          Net sales                            $ 10,386,548
          Net loss to common stockholders        (6,363,143)
          Loss per common share                      (13.26)
                                               ============

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  BASIS OF PRESENTATION

          Upon the consummation of the Merger, the former stockholders of BobbyAllison obtained approximately 73% of the voting rights of the Company. Although Bobby Allison merged into Acquisition, the transaction was accounted for as a purchase of 2Connect by Bobby Allison (a reverse acquisition in which Bobby Allison is considered the acquirer for accounting purposes), since the stockholders of Bobby Allison obtained a majority of the voting rights of 2Connect as a result of this transaction. Accordingly, the historical financial statements of the Company for the periods prior to the time of the

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



          merger are those of Bobby Allison. The balance sheet as of December 31, 1998 is that of Bobby Allison after giving effect to the Merger.

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

     (F) GOODWILL AND OTHER INTANGIBLE ASSETS

          Intangible assets, substantially goodwill, are carried at cost and amortized under the straight-line method generally over ten years, the estimated useful life. Goodwill represents the excess cost of the acquired businesses over the fair value of net assets acquired. At December 31, 1999, unamortized goodwill and other intangible assets of $312,900 were not considered to be impaired.

     (G)  REVENUE RECOGNITION

          The Company's revenue recognition policies are:

          PRODUCT SALES - Revenue from retail product sales is recorded upon customer purchase.

          ACTIVATION INCOME - The Company receives an activation commission from the applicable cellular carrier when a customer initially subscribes for the cellular carrier's service. The amount of the activation commission paid by cellular carriers is based upon the service plan offered by the carrier and is recognized by the Company at the time of sale. New subscription activation commissions are fully refundable if the

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



          subscriber cancels its subscription prior to completion of a minimum period of continuous active service (generally 90 days). Customers generally sign a service agreement with the Company that the customer reimburse the Company for lost activation commissions in the event of the early cancellation of service. The Company accrues for estimated deactivation losses, net of cancellation fees, by creating a reserve against carrier accounts receivable. The reserve is reflective of the historical cancellation experience.

          The Company also records income received from vendors related to market development activities as activation income when all provisions in the related agreements have been fulfilled and the right to retain amounts received have vested with the Company.

          AT&T activation commissions accounted for approximately 48% and 51% of the Company's net revenues for the year ended December 31, 1999 and 1998, respectively. Accounts receivable from AT&T accounted for approximately 46% and 75% of the total net accounts receivable at December 31, 1999 and 1998, respectively.

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

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



          effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

     (I)  NET INCOME PER COMMON SHARE ("EPS")

          Basic EPS is calculated by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period without consideration for common stock equivalents. Diluted EPS includes the effect of potentially dilutive securities. The Company has presented earnings per share for 1998 on a pro forma basis as if the merger, which occurred December 31, 1998, had occurred on January 1, 1997.

          The following table sets forth the computation of diluted earnings per common share for the years ended December 31:

                                                             1999           1998
          -------------------------------------------------------------------------
          Income available to common stockholders           $439,320      $ 53,886
          Tax benefit from assumed exercise of stock
            options                                           22,578            --
          Preferred stock dividends                          132,446            --
          -------------------------------------------------------------------------

          Income available to common stockholders
            assuming conversion of options and
            preferred stock                                 $594,344      $ 53,886
          =========================================================================
          Denominator for basic earnings per common
            share - weighted-average shares                  480,000       480,000
          Effects of dilutive securities - options and
            preferred stock                                  278,594            --
          -------------------------------------------------------------------------

          Adjusted weighted-average shares
            (denominator)                                    758,594       480,000
          =========================================================================
          Diluted earnings per common share                 $    .78      $    .11
          =========================================================================

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     (J)  ADVERTISING COSTS

          The Company expenses advertising costs as incurred. The total advertising costs charged to expense, net of vendor co-op advertising rebates, was $10,023 and $33,302 for the years ended December 31, 1999 and 1998, respectively.

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

     (L)  RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

          value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The Company will adopt SFAS 133 on January 1, 2001 and expects the adoption to have no affect on the Company's financial statements.

     (M)  RECLASSIFICATIONS

          Certain items have been reclassified in the 1998 financial statements to conform to the 1999 presentation.

3.   DEBT

     Long-term debt to unrelated parties consists of:

          December 31,                                                   1999           1998
          ------------------------------------------------------------------------------------

          8.5% bank notes refinanced February 1999, payable
            $11,066 monthly beginning March 1999 through
            February 2002, including interest; collateralized
            by receivables, inventories, equipment, furniture,
            fixtures, intangibles and personal guaranty of two
            stockholders                                            $   260,249       $350,000

          Variable prime plus 1% (9.5% at December 31, 1999)
            line of credit, maximum limit of $500,000;
            principal due on demand, interest payable monthly;
            collateralized by receivables, inventories,
            equipment, furniture, fixtures, intangibles and
            personal guaranty of two stockholders                       500,000             --

          Variable prime plus 1%, (9.5% at December 31, 1999)
            line of credit, maximum limit of $1,000,000;
            principal due on January 31, 2001; interest
            payable monthly; collateralized by receivables and
            inventory; the maximum borrowings increased to
            $1,500,000 on February 23, 2000                           1,000,000             --

          Debt discount, net of accumulated amortization of
            $10,955 (Note 7)                                            (94,005)            --

          Other note payable                                             10,838         10,838
          ------------------------------------------------------------------------------------

                                                                      1,677,082        360,838
          Less current maturities                                       417,697         94,458
          ------------------------------------------------------------------------------------

          Long-term debt, less current maturities                   $ 1,259,385       $266,380
          ====================================================================================

     Future maturities of long-term debt are as follows: $417,697 - 2000; $999,236 - 2001; and $260,149 - 2002.

     LONG-TERM DEBT TO RELATED PARTIES

     The Company has two unsecured 7.5% debenture notes payable to stockholders, payable quarterly at $11,729 per note, including interest, through December 2001. At December 31, 1999 and 1998, the total outstanding balance was $187,310 and $250,000, respectively. Future maturities of these notes are as follows: $94,909 - 2000 and $92,401 - 2001.

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     CONVERTIBLE DEBENTURE

     The Company converted three convertible debentures totaling $375,000 into preferred stock in November 1998. At December 31, 1998, the Company had one convertible debenture outstanding totaling $125,000 that was repaid in January 1999.

4.   DEFERRED INCOME


     During 1998, the Company negotiated an agreement with a supplier whereby the supplier agreed to convert a note payable with an outstanding balance of $262,022 to a market development funds payment. In January 1999, the supplier paid the Company an additional $200,000 in market development funds, under the same agreement, to assist the Company with costs related to the opening of new stores in the suppliers market.

     Under the terms of the agreements, the conversion of the debt is cancelable and the $200,000 is refundable if certain events occur, including the termination of a related agreement with cause. The Company defers the recognition of market development funds until the risk of repayment no longer exists. The Company recognized 50% of the deferred income on November 30, 1999 and the balance is expected to be recognized November 30, 2000, provided the agreement is still in effect on that date. The Company had $231,011 and $262,022 of deferred income related to this supplier as of December 31, 1999 and 1998, respectively.

     Deferred income also includes billed but unearned beeper service revenue as of December 31, 1999 and 1998 of $50,680 and $53,506, respectively.

5.   PREFERRED STOCK

     At December 31, 1999, the Company had a total of 97 shares of Series A, B and C Preferred Stock outstanding, each with an initial purchase price (face value) of $25,000 per share. The Series A and B Preferred Stock carry a mandatory redemption feature whereby these shares are redeemable at face value five years after the issuance date provided the Company has funds legally available to do so. As a result, the Series A and B Preferred Stock has been

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     recorded outside of the stockholders' equity section of the Company's consolidated balance sheet.

     The Series A and B Preferred Stock accrue dividends at 7.5% and Series C Preferred Stock accrues dividends at 7% per annum based upon the face value of each share of Preferred Stock. No dividends shall be paid to holders of common stock unless all accrued dividends on the preferred stock have been paid. In the event that there is insufficient legally available funds to pay all dividends on the preferred stock, the Company shall first pay all accrued dividends pro rata on the Series A Preferred Stock and Series B Preferred Stock, and any remaining funds shall be paid pro rata to the holders of Series C Preferred Stock up to the amount owed.

     CONVERSION RATE

     Each share of Series A and Series B Preferred Stock has a face value of $25,000 per share and is convertible into 4,166 shares of common stock, or $6.00 per common share ("Conversion Ratio"). Each share of the Series C Preferred Stock has a face value of $25,000 per shares and is convertible into 2,500 shares of common stock, or $10 per common share. The Restated Articles provide that the Conversion Ratio shall be adjusted for various corporate actions of the Company to protect the holders of the preferred stock against dilution, including, but not limited to, stock splits, stock dividends, mergers, reorganization and recapitalizations. The Conversion Ratio shall also be adjusted for the sale of any shares of common stock at a price of less than the conversion price, excluding stock options granted before the filing of the Restated Articles, of which there were none, or granted pursuant to a duly adopted stock option plan for which no more than 10% of the outstanding common stock shall be reserved for issuance.

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

     VOTING RIGHTS

     The Preferred Stock shall be generally non-voting except as specifically provided for in the Restated Articles and summarized below:

     The vote of the majority of the Series A Preferred Stock shall be required for authorization of the following: (i) the issuance of any securities ranking senior to or in parity with the Series A Preferred Stock except for commercial debt incurred in the ordinary course of business or (ii) any amendments, alterations or repeals of any provision of the Restated Articles affecting the rights or preferences of such Series A Preferred Stock or any agreement therefore.

     The vote of the majority of the Series B Preferred Stock shall be required for authorization of the following: (i) the issuance of any securities ranking senior to or in parity with the Series B Preferred Stock except for commercial debt incurred in the ordinary course of business or (ii) any amendments, alterations or repeals of any provision of the Restated Articles affecting the rights or preferences of Series B Preferred Stock or any agreement therefore. Also, the Series B Preferred Stock shall have the right to elect 1/3 of the directors of the Board of Directors.

     The vote of the majority of the Series C Preferred Stock shall be required for authorization of the following: (i) the issuance of any securities ranking senior to or in parity with the Series C Preferred Stock except for commercial debt incurred in the ordinary course of business or (ii) any amendments, alterations or repeals of any provision of the Restated Articles affecting the rights or preferences of such Series C Preferred Stock or any agreement therefore.


     In the event that the Company defaults on the payment of any dividend on or redemption of any series of preferred stock, then that series of preferred stock shall become fully voting on all matters submitted to a vote of the shareholders as if fully converted into common stock.

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     LIQUIDATION

     Upon any liquidation, dissolution or winding-up of the Company, distribution of the assets of the Company shall be made in the following order: (i) to the holders of Series A Preferred Stock, an amount equal to the initial purchase price plus accrued but unpaid dividends; (ii) to the holders of Series B and C Preferred Stock, a pro rata amount equal to the face value plus accrued but unpaid dividends (as amended in August 1999); and (iii) pro rata to the holders of the preferred stock and common stock.

6.   STOCK OPTIONS

     PLAN STOCK OPTIONS

     Pursuant to 2Connect's Plan of Reorganization confirmed by the Bankruptcy Court on October 27, 1998, all outstanding stock options and stock option plans were terminated. Effective on January 1, 1999, the Company adopted the Bobby Allison Wireless Corporation 1999 Stock Option Plan ("Option Plan"). The Option Plan provides that the Company may grant options to any director, officer or employee of the Company to purchase up to 10% of the sum of its outstanding common stock and common stock equivalents but in no event greater than 100,000 shares.

     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees at exercise prices which equal or exceed the market price of the Company's common stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise price at the date of grant.

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



     Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair market value based on the method prescribed in FAS
     123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1999 and 1998, respectively: no dividend yield, an expected life of five years; expected volatility of .1%, and a risk-free interest rate of 6%.

     Under the accounting provisions of FAS 123, the Company's net income applicable to common stock and income per share would have been decreased to the pro forma amounts indicated below:

              Year Ended December 31,                       1999              1998
     --------------------------------------------------------------------------------
     Net income applicable to common stockholders:
       As reported                                      $   439,320      $    53,886
       Pro forma                                            290,580           53,886

     Basic earnings per common share:
       As reported                                      $       .92      $       .11
       Pro forma                                                .61              .11

     Diluted earnings per common share:
       As reported                                      $       .73      $       .11
       Pro forma                                                .56              .11
     ================================================================================

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     NON-PLAN OPTIONS

     The Company issued non-plan options to purchase 7,500 shares of common stock on December 31, 1998 pursuant to the execution of a license agreement (see Note 11). The value of these options as determined by the Black-Scholes valuation model was not material to the financial statements.

     In November 1999, the Company issued non-plan contingent vesting options to Sterne Agee and a stockholder to purchase 100,000 shares of the Company's common stock at $10 per share. The options were issued as consideration for loan guarantees and vest only in the event the optionee is required to satisfy the guarantee of the $1,000,000 line of credit. The options expire upon the occurrence of either the loans being repaid by the Company or the guarantors are otherwise released from their guarantee. The contingent vesting options were valued at $112,000 using the Black-Scholes valuation model assuming no dividend yield, an expected life of two years, expected volatility of .1%, a risk-free interest rate of 6.0% and the value of the options will be charged to operations if and when the options vest.

     The following table summarizes information about employee plan and non-plan stock option activity for the periods ended December 31, 1998 and 1999:

                                                   Weighted Average    Fair Value of
                                          Shares    Exercise Price   Options Granted
     -------------------------------------------------------------------------------
     Outstanding, December 31, 1997           --        $    --        $    --
       Granted, at market value            7,500           6.00           1.53
     -------------------------------------------------------------------------------

     Outstanding, December 31, 1998        7,500           6.00           --
       Granted, at market value          155,500           8.65           1.68
     -------------------------------------------------------------------------------

     Outstanding, December 31, 1999      163,000        $  8.53        $    --
     ===============================================================================

     At December 31, 1999 and 1998, a total of 52,000 and 7,500 options, respectively, were exercisable at a weighted-average exercise price of $6.00. All 55,500 options granted in 1999 were

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     plan options.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                Options Outstanding                          Options Exercisable
                       -------------------------------------------    -------------------------------
                                       Weighted-      Weighted-
                                        Average       Average                           Average
     Range of           Number         Exercise       Remaining         Number         Exercise
     Exercise Prices   Outstanding      Price         Life            Exercisable       Price
     ------------------------------------------------------------------------------------------------
     EMPLOYEE PLAN
      AND NON-PLAN
        OPTIONS

     $        6.00       52,500      $     6.00         9 YEARS          44,500      $     6.00
     $       10.00        3,000      $    10.00         9 YEARS              --              --
     ------------------------------------------------------------------------------------------------

                         55,500      $     6.21                          44,500      $     6.00
     ================================================================================================
     NON-EMPLOYEE
       NON-PLAN
       OPTIONS

     $        6.00        7,500      $     6.00         9 YEARS           7,500      $     6.00
     ================================================================================================


7.   WARRANTS

     In November 1999, the Company issued warrants to Sterne Agee and a stockholder to purchase 41,000 shares (as adjusted for certain provisions in the agreements) of the Company's common stock at $10 per share and that expire in November 2003. The warrants were issued as consideration for loan guarantees made by the warrant holders related to the $1,000,000 line of credit. The warrants were valued at $104,960 using the Black-Scholes valuation model assuming no dividend yield, an expected life of ten years, expected volatility of .1%, a risk-free interest rate of 6.0% and have been recorded as debt discount. The debt discount is being amortized through January 3, 2001, the date the loan becomes due on demand. At December 31, 1999, the unamortized debt discount totaled $94,005. In the event that the guarantors are required to satisfy the guaranty, then the guarantors will be assigned all rights, security and protections of the lender. At their option, the guarantor, or any of them, may exchange their payment on the guaranty for common stock of the Company at $10.00 per

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     share pursuant to a contingent option agreement.

8.   INCOME TAXES

     Deferred income taxes at December 31, 1999 and 1998 consist of the following:

                                                 1999          1998
     -----------------------------------------------------------------------

     Current Deferred Tax Asset:
       Accounts receivable allowance           $31,000      $ 24,000
     -----------------------------------------------------------------------

     Total current deferred tax asset          $31,000      $ 24,000
     =======================================================================
     Noncurrent Deferred Tax Assets:
       Net operating loss carryforwards        $    --      $137,000
       Leasehold improvements                   64,000        19,000
     -----------------------------------------------------------------------

     Total noncurrent deferred tax assets      $64,000      $156,000
     =======================================================================

     Significant components of income tax expense are as follows:

                                                  1999        1998
     -----------------------------------------------------------------------

     Current:
       Federal                                $259,000      $    --
       State                                    28,000           --
     -----------------------------------------------------------------------

                                               287,000           --
     -----------------------------------------------------------------------

     Deferred:
       Federal                                  75,000       39,000
       State                                    10,000        6,000
     -----------------------------------------------------------------------

                                                85,000       45,000
     -----------------------------------------------------------------------

                                              $372,000      $45,000
     =======================================================================

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     The following summary reconciles differences from taxes at federal statutory rates with the effective rate:

                                                  1999     1998
     -----------------------------------------------------------------------
                                                           --

     Federal income taxes at statutory rates      34%      34%
     State taxes                                   5%       5%
     -----------------------------------------------------------------------

     Income tax expense at effective rates        39%      39%
     =======================================================================

9.   LEASES

     The Company has entered into various leases for equipment, office and retail facilities. Future minimum lease payments under noncancelable operating leases at December 31, 1999 are:

     Year Ending December 31,
     -----------------------------------------------------------------------
     2000                                                     $    2,641,145
     2001                                                          2,328,908
     2002                                                          2,098,404
     2003                                                          1,820,553
     2004                                                          1,530,331
     Thereafter                                                    3,425,480
     -----------------------------------------------------------------------

     Total minimum payments required                          $   13,844,821
     =======================================================================


     Several retail facility lease agreements provide for additional lease payments based upon various operating expenses of the lessor. These amounts have been estimated for future periods utilizing amounts charged in 1998. Rent expense for the years ended December 31, 1999 and 1998 was $1,757,039 and $757,236 respectively.

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


10.  PROFIT-SHARING PLAN

     The Company has a 401(k) profit sharing plan that covers substantially all employees. Participants may contribute up to the lesser of 10% of their annual compensation or the maximum amount allowable under provisions of the Internal Revenue Code. The Plan requires Company contributions equal to 25% of each participant's contribution up to 5% of compensation. Company contributions to the plan were $7,200 and $6,400 for 1999 and 1998, respectively.

11.  COMMITMENTS AND CONTINGENCY

     LICENSE AGREEMENT

     The Company has a license agreement with Robert A. Allison a/k/a/ Bobby Allison ("Mr. Allison"), the renown NASCAR driver, whereby the Company may utilize Mr. Allison's name in connection with its operations. The agreement requires Mr. Allison to make eight personal promotional appearances and spend up to 48 hours on advertising campaigns such as television, radio or print advertisement.

     The initial term of the license agreement expires on December 31, 2008. The Company has options to renew the license agreement for five successive five-year terms for a total term (including the initial term) of 35 years. In consideration of this license and these services, the Company is to pay Mr. Allison a fixed annual fee of $48,000 per year through December 31, 2008, $52,800 per year during the first five-year renewal period, $58,000 per year for the second five-year renewal period, $63,900 during the third five-year renewal period, $70,300 per year during the fourth five-year renewal period and $77,300 per year during the fifth five-year renewal period ("Fixed Fees").

     In addition to the Fixed Fees, the Company will pay Mr. Allison a contingent fee equal to the difference between that amount which is equal to one-tenth of one percent of the Company's annual net sales, and the Fixed Fee for such year with respect to the

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     Company's first $100 million of annual net sales plus that amount equal to three-hundredths of one percent of annual net sales over $100 million.

     As part of the agreement, the Company also issued options (see Note 6) to the licensor to purchase 7,500 shares of the Company's common stock with an exercise price of $6.00 per share. The options are exercisable beginning May 31, 1999 and expire 15 days after the termination of this agreement. The license agreement imposes certain restrictions on the options or, if exercised, the underlying common stock in the event of a breach in the license agreement.

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

     The officers are each covered by an incentive compensation plan which provides additional compensation equal to 4% (8% in total) of the Company's pre-tax net income before accrued incentive compensation for any applicable employment year. The Company

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     accrued $82,000 payable in 2000 under the incentive compensation plan.

     In the event that either Officer terminates their employment agreement for the Company's breach of its terms, then the Company shall pay the officer severance compensation equal to two-thirds (2/3) of the Officer's annual compensation at the time of the termination if during the initial three-year term and one-fourth (1/4) of the Officer's annual compensation at the time of the termination if during a renewal term.

     MEDICAL INSURANCE PLAN

     The Company self insures a portion of its employee medical insurance plan. Expense is based on payments made plus estimates of unpaid claims. Any claims exceeding approximately $5,000 are covered by insurance.

                       BOBBY ALLISON WIRELESS CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is as follows:

     Year Ended December 31,                             1999          1998
     ---------------------------------------------------------------------------
     Cash paid for interest                           $  93,839       $ 128,838
     ===========================================================================
     Noncash financing and investing activities:
       Conversion of debentures into Series A
         preferred stock                              $      --       $(375,000)
       Conversion of debentures into Series B
         preferred stock                                     --        (140,000)
       Conversion of note payable classified as
         deferred revenue                                    --        (262,022)
       Accrued preferred stock dividends                 44,358          13,736
       Issuance of warrants                             104,960              --
       Record acquisition:
         Prepaid expenses                                    --          (1,789)
         Fixed assets                                        --        (175,000)
         Goodwill                                            --        (335,626)
         Accrued expenses                                    --         142,202
         Debenture notes payable                             --         250,000
         Other notes payable                                 --          10,838
     ===========================================================================

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the current executive officers and directors of the Company.

     Name                              Age            Position
     ----                              ---            --------
  Robert L. McGinnis                    59            Chairman of the Board, Chief Executive Officer and
                                                      Treasurer

  James L. Ralph                        36            President, Secretary and Director

  James S. Holbrook, Jr.                55            Director



     ROBERT L. McGINNIS has served as Chairman of the Board, Chief Executive Officer and Treasurer of the Company since December 31, 1998. From its inception in 1993 until its merger with the Company on December 31, 1998, Mr. McGinnis served as Chief Executive Officer of Bobby Allison Cellular Systems of Florida, Inc.

     JAMES L. RALPH has served as President, Secretary and Director since December 31, 1998. From its inception in 1993 until its merger with the Company on December 31, 1998, Mr. Ralph served as the President and Chief Operating Officer of Bobby Allison Cellular Systems of Florida, Inc.

     JAMES S. HOLBROOK, JR. has served as Director since December 31, 1998 and served as Chairman of Board and Chief Executive Officer from August 27, 1998 until December 31, 1998. Mr. Holbrook is, and has for the past five years been, the chief executive officer of Sterne Agee and its affiliated companies.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of the Common Stock ("Section 16 Insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Section 16 Insiders are required by the SEC regulations to furnish the Company with copies of all SEC forms required under Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a) Forms"). Based solely on review of the Section 16(a) Forms as furnished to the Company, the Company believes that for the period from January 1, 1999 through December 31, 1999, all Section 16 Insiders filed their
Section 16(a) Forms in a timely manner, except that (i) Sterne, Agee & Leach Group, Inc. Sterne, Agee & Leach, Inc., The Trust Company of Sterne, Agee & Leach, Inc. and James S. Holbrook, Jr. were late filing their joint Form 4 to report the purchase in August of shares of the Company's Series C Convertible Preferred Stock and (ii) Robert L. McGinnis and James L. Ralph were each late filing their Form 5 to report the grant of options on March 31, 1999 pursuant to the Bobby Allison Wireless Corporation 1999 Stock Option Plan.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION

     The following table sets forth certain information regarding compensation paid or accrued by the Company for services rendered in all capacities during the years ended December 31, 1997, 1998 and 1999, for the chief executive officers and the four other most highly compensated executive officers of the Company whose total annual salary and bonus in the last fiscal year exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                         Long-Term
                                                                                        Compensation
                                                   Annual Compensation (2)              ------------
                                            ----------------------------------------      Number of
                                            Salary       Bonus        Other Annual      Stock Options        All Other
 Name and Principal Position (1)  Year        ($)         ($)        Compensation(3)       Granted         Compensation
--------------------------------- ----      ------       -----       ---------------    ------------        ------------
Robert L. McGinnis, Chairman and  1999     $135,000    $41,000(4)        $30,979            10,000           $15,000(5)
CEO                               1998     $132,534        0             $19,200              --                 --
                                  1997      $86,723        0             $19,200              --                 --

James L. Ralph, President and     1999     $135,000    $41,000(4)        $14,738            10,000           $10,000(5)
COO                               1998     $129,939        0             $17,200              --                 --
                                  1997      $88,125        0             $17,200              --                 --


----------

(1) Robert L. McGinnis became the Chairman of the Board and CEO and James L. Ralph became the President and COO immediately following the Merger, January 1, 1999, and subject to their employment agreements. See "Employment Agreements."

(2) Dollar value of perquisites and other benefits were less that the lesser of $50,000 or 10% of the total salary and bonus for each Named Executive Officer.

(3) Represents the dollar value of insurance premiums paid by the Company with respect to life, health, dental and disability insurance and automobile allowance for the benefit of the Named Executive Officer.

(4) Represents incentive compensation payable to officers as of December 31, 1999.

(5) Represents annual value of life insurance premiums to Messrs Mr. McGinnis and Ralph paid under the Split-Dollar Agreement between the Company and each of Messrs. McGinnis and Ralph. See "Employment Agreements."


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

     RALPH AGREEMENT. Pursuant to the employment agreements entered into between the Company and James L. Ralph ("Ralph Agreement") on December 31, 1998, Mr. Ralph became the Company's President. The Ralph Agreement shall have an initial term of three (3) years. Upon the expiration of the initial term, the Ralph Agreement shall automatically renew for successive one (1) year terms unless sooner terminated by either party giving written notice one hundred twenty (120) days prior to the commencement of such renewal term. During the first twelve
(12) months of the Ralph Agreement, Mr. Ralph shall receive a minimum annual base compensation of One Hundred Thirty-Five Thousand Dollars ($135,000). At the end of such initial twelve (12) month period and each twelve (12) month period thereafter, the Company's Board of Directors shall review Mr. Ralph's annual salary to determine the next twelve (12) months annual compensation; provided, however, that Mr. Ralph's annual salary shall be increased a minimum of six percent (6%) each year. The Ralph Agreement requires that the Board of Directors approve an incentive compensation plan which provides additional compensation to Mr. Ralph based upon the Company's net income and which at a minimum shall be equal to two percent (2%) of the Company's net income for any applicable employment year. The Board of Directors may also reward Mr. Ralph additional discretionary compensation in the form of bonuses or other rewards.
 In the event that Mr. Ralph terminates the Ralph Agreement for the Company's breach of its terms, then the Company shall pay Mr. Ralph severance compensation equal to two-thirds (2/3) of Mr. Ralph's annual compensation at the time of the termination if during the initial three (3) year term and one-fourth (1/4) of Mr. Ralph's annual compensation at the time of the termination if during a renewal term.

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

     Finally, the Ralph Agreement provides that the Company shall fund the premium of a life insurance policy on Mr. Ralph's life which will provide a split-dollar benefit, i.e., death benefit to the Company and cash surrender value to Mr. Ralph's designated beneficiaries or estate in the event of his death. The life insurance policy shall be a permanent life policy with a face amount that will cause the annual premium to exceed the annual cost of term life insurance by $10,000. If Mr. Ralph is terminated, then Mr. Ralph shall become the sole owner of the policy. Mr. Ralph and the Company entered into a Split-Dollar Agreement on February 10, 1999, effective December 31, 1998.

     INCENTIVE COMPENSATION PLAN. On December 31, 1999 pursuant to the terms of the McGinnis Agreement and the Ralph Agreement, the Company adopted an Incentive Compensation Plan for each of Mr. McGinnis and Mr. Ralph. These incentive plans provide that within 90 days following each fiscal year, the Company shall pay each of Mr. McGinnis and Mr. Ralph a bonus equal to 4% of the Company's consolidated pre-tax income (before the incentive bonus accrued) as reported in the Company's financial statements for the year ended December 31, 1999 included in this Form 10-KSB. The incentive plans shall have a term equivalent to the McGinnis Agreement or Ralph Agreement, respectively.

EMPLOYEE STOCK OPTIONS

     Pursuant to the Company's Plan of Reorganization confirmed by the Bankruptcy Court on October 27, 1998, all outstanding stock options and stock option plans were terminated. After the bankruptcy and pursuant to the terms of the employment agreements with Messrs. McGinnis and Ralph, the Company adopted the Bobby Allison Wireless Corporation 1999 Stock Option Plan ("Option Plan") effective January 1, 1999. The Option Plan provides that the Company may grant options to purchase up to ten (10%) of the outstanding Common Stock and common stock equivalents but in no event greater than 100,000 shares.

     On March 31, 1999, the Company granted incentive stock options to certain employees of the Company for the right to purchase up to 42,000 shares of Common Stock at $6.00 per share exercisable immediately, including options to purchase up to 10,000 shares of Common Stock granted to each of Messrs. McGinnis and Ralph. On May 1, 1999, the Company granted a new employee options to purchase 10,500 shares of Common Stock, 2,500 exercisable immediately, 3,500 exercisable on May 1, 2000 and 4,500 exercisable on May 1, 2001. Effective November 9, 1999, the Company granted options to purchase 3,000 shares of Common Stock to various employees which vest at various times from June 1, 2000 to November 1, 2000. The Company has not yet granted any options in the year 2000.

     The following table sets forth the options granted during the year ended December 31, 1999 for each Named Executive Officer:

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                                              Percent of Total
                           Number of Securities                  Options/SARs            Exercise of
                                 Underlying                 Granted to Employees          Base Price      Expiration
         Name              Options/SARs Granted (#)            in Fiscal Year             ($/Share)          Date
         ----              ------------------------         ----------------------       ------------     ---------
Robert L. McGinnis......            10,000                          18.02%                   $6.00        03/31/09
James L. Ralph..........            10,000                          18.02%                   $6.00        03/31/09



     The Company also granted 107,500 non-plan options in 1999, 100,000 of which are only exercisable upon the occurrence of specific contingencies. See "Item 12- Certain Relationships and Related Transactions."

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number and percentage of outstanding shares of Common Stock beneficially owned as of March 20, 2000 by (i) each person or entity known by the Company to own more than 5% of the outstanding Common Stock; (ii) each Named Executive Officer of the Company; (iii) each director of the Company, and (iv) all executive officers and directors of the Company as a group.

     Name of Beneficial Owner                            Shares(1)            Percentage(2)
     ------------------------                            ---------            -------------
Robert L. McGinnis (3)                                    193,332                22.99%
2055 Lake Avenue, S.E., Suite A
Largo, Florida  33771

James L. Ralph(3)                                         197,498                23.49%
2055 Lake Avenue, S.E., Suite A
Largo, Florida  33771

James S. Holbrook, Jr.(4)(5)                              335,976                38.54%
800 Shades Creek Parkway, Suite 700
Birmingham, Alabama 35209

Sterne, Agee & Leach Group, Inc.(4)(5)                    287,398                33.36%
800 Shades Creek Parkway, Suite 700
Birmingham, Alabama 35209

Sterne, Agee & Leach, Inc.(4)(5)                          287,398                33.36%
800 Shades Creek Parkway, Suite 700
Birmingham, Alabama 35209

The Trust Company of Sterne,
  Agee & Leach, Inc.(4)(5)                                287,398                33.36%
800 Shades Creek Parkway, Suite 125
Birmingham, Alabama 35209

All directors and executive officers
   as a group (3 persons)                                 726,806                81.50%


----------

(*) Indicates beneficial ownership of less than 1% of the outstanding shares of the Company's Common Stock.

(1) Includes shares of Common Stock owned and shares of Common Stock into which shares of convertible preferred stock of the Company owned by such person is convertible. The only direct owner of the Common Stock at this time are Robert L. McGinnis, James L. Ralph, Sterne, Agee & Leach, Inc. and The Trust Company of Sterne, Agee & Leach, Inc.

(2) Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934 ("Exchange Act"). Under Rule 13d-3(d), shares not outstanding which are subject to options exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by any other person listed. As of December 31, 1999, the Company had 830,790 shares of Common Stock assuming conversion of all of the outstanding convertible preferred stock and which number was adjusted for such options applicable.

(3)  Messrs. McGinnis and Ralph are Named Executive Officers, directors and five
     (5) percent shareholders. Each of Messrs, McGinnis and Ralph hold an option to purchase up to 10,000 shares of Common Stock at $6.00 per share which are currently exercisable.

(4) Mr. Holbrook is a director and 5% beneficial owner of the Company. Mr. Holbrook is the Co-Chairman of the Board and CEO of Sterne, Agee & Leach Group, Inc. which serves as the parent company for, among other companies, Sterne, Agee and Leach, Inc. and The Trust Company of Sterne, Agee & Leach, Inc. Consequently, Mr. Holbrook, Sterne, Agee & Leach Group, Inc., Sterne, Agee and Leach, Inc. and The Trust Company of Sterne, Agee & Leach, Inc. constitute a voting group under Rule 13d-1 promulgated under the Securities Exchange Act of 1934, as amended, thereby requiring Mr. Holbrook to report beneficial ownership of all shares owned by Sterne, Agee & Leach Group, Inc., Sterne, Agee and Leach, Inc. and The Trust Company of Sterne, Agee & Leach, Inc. Furthermore, Sterne Agee & Leach Group, Inc., Sterne, Agee & Leach, Inc. and The Trust Company of Sterne Agee & Leach, Inc. must report beneficial ownership of the shares owned by each other but they do not report beneficial ownership of shares owned by Mr. Holbrook individually. Mr. Holbrook disclaims beneficial ownership of all securities held by Sterne, Agee & Leach Group, Inc., Sterne, Agee & Leach, Inc. and The Trust Company of Sterne, Agee & Leach, Inc. Sterne, Agee & Leach Group, Inc., Sterne, Agee & Leach, Inc. and The Trust Company of Sterne, Agee & Leach, Inc., as trustees, disclaim beneficial ownership of all securities held by The Trust Company of Sterne, Agee & Leach, Inc. for the benefit of third parties.

(5) Mr. Holbrook beneficially owns 8 shares of Series B Preferred Stock (4 through a general partnership) convertible into 33,328 shares of Common Stock, 2 shares of Series C Preferred Stock convertible into 5,000 shares of Common Stock and a warrant to purchase 10,250 shares of Common Stock at $10.00 per share, which assuming conversion of all of the convertible preferred stock and the exercise of this warrant constitutes approximately 5.57% of the total outstanding shares of Common Stock. Sterne, Agee & Leach Group, Inc. beneficially owns 24 shares of Series B Preferred Stock (4 through a general partnership) convertible into 99,984 shares of Common Stock and a warrant to purchase 20,500 shares of Common Stock at $10.00 per share which, assuming conversion of all of the convertible preferred stock and the exercise of this warrant constitutes approximately 13.98% of the outstanding shares of Common Stock. Sterne, Agee and Leach, Inc. beneficially owns 30,000 shares of Common Stock and 2 shares of Series C Preferred Stock convertible into 5,000 shares of Common Stock which, assuming conversion of all convertible preferred stock, constitutes approximately 4.06% of the total outstanding shares of Common Stock. The Trust Company of Sterne, Agee and Leach, Inc. beneficially owns as trustee of a trust for the benefit of Sterne, Agee and Leach, Inc. or its assigns 100,000 shares of Common Stock which has been committed to be distributed to independent third parties pursuant to a Memorandum of Understanding in accordance with the exemption from registration contained in Section 3(a)(10) of the Securities Act of 1933, as amended, which assuming conversion of all of the convertible preferred stock, represents approximately 11.7% of the outstanding shares of Common Stock, and, as co-trustee of a trust benefitting the adult and independent children of James S. Holbrook, Jr., 4 shares of Series B Preferred Stock convertible into 16,664 shares of Common Stock, 2 shares of Series C Preferred Stock convertible into 5,000 shares of Common Stock, and a warrant to purchase 10,250 shares of Common Stock at $10.00 per share which, assuming conversion of all of the convertible preferred stock and the warrant, constitutes approximately 3.75% of the outstanding shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         DEBENTURES

         Pursuant to the Merger, each of Messrs. McGinnis and Ralph were issued debentures of the Company in the principal amount $125,000 payable in installment over three (3) years at an interest rate of 7.5% per annum. See "Item 1 -- The Merger."

         WARRANTS AND STOCK OPTIONS WITH CONTINGENT EXERCISABILITY

         On November 19, 1999, the Registrant consummated a revolving note loan from Colonial Bank in the amount of $1 million. This note was unconditionally guaranteed by Mr. Holbrook, Sterne, Agee & Leach Group, Inc. and a trust of which The Trust Company of Sterne, Agee & Leach, Inc. is a co-trustee benefitting Mr. Holbrook's independent adult children, in the amounts of $500,000, $250,000 and $250,000, respectively, in consideration for warrants to purchase 20,500, 10,250 and 10,250 shares, respectively (as adjusted pursuant to the terms of the warrants), of Common Stock for $10.00 per share exercisable until November 19, 2003. Furthermore, in the event that the guarantors are required to make payment against the guaranties, then, upon such payment, they each will have the right to exercise an option, separate and apart from the warrants, to convert such payment on the guaranty into shares of Common Stock at a price of $10.00 per share (or an aggregate maximum of 100,000 shares). In the event that the loan is either (i) repaid by the Company or (ii) the guarantors are otherwise released from the guaranties, then such option shall expire but the warrants shall continue to exist until exercised or their expiration at the end of four years.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The exhibits required to be filed by this Item 13(a) are listed herein on the Index to Exhibits on page 61 and are hereby incorporated herein by reference.

(b) Reports on Form 8-K: The Company filed the following Report on Form 8-K during the quarter ended December 31, 1999 which includes a listing of the items reported, whether any financial statement were attached and the date of such report:

         The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Current Report on Form 8-K filed December 1, 1999 reporting under Item 5 of Form 8-K the consummation of the event occurring on November 19, 1999, a $1 million loan from Colonial Bank and the corresponding guarantees of such loan by certain shareholders in lieu of common stock purchase warrants. No financial statement were attached to this Form 8-K.

                                   SIGNATURES


              In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    BOBBY ALLISON WIRELESS CORPORATION


                                    By:  /s/ Robert L. McGinnis
                                       --------------------------------------
                                    Name:  Robert L. McGinnis
                                    Title: Chairman of the Board and Chief
                                           Executive Officer



SIGNATURE                               TITLE                                                   DATE
---------                               -----                                                   ----


/s/ Robert L. McGinnis                  Chairman of the Board, Chief Executive Officer          March 29, 2000
---------------------------------       (Principal Executive Officer) and Treasurer
Robert L. McGinnis                      (Principal Financial and Accounting Officer)



/s/ James L. Ralph                       President and Secretary                                March 29, 2000
---------------------------------
James L. Ralph



/s/ James S. Holbrook, Jr.               Director                                               March 29, 2000
---------------------------------
James S. Holbrook, Jr.



                                   FORM 10-KSB
                                INDEX TO EXHIBITS


Exhibit
Number                                 Description                                                           Page
------                                 -----------                                                           ----
3.1           Second Restated Articles of Incorporation of the Company (11)
3.2           Bylaws of Company (1)
3.3           Amendment to Bylaws dated June 1, 1999 (9)
4.1           Specimen Stock Certificate of Company (1)
4.2           Form of Warrant(12)
4.3           Form of Option Agreement(12)
4.4           Sections 4.2 and 4.3 of the Second Restated Articles of Incorporation of the Company
9.9*          Voting Trust Agreement with Mark D. Fisherman (1)
10.1*         2Connect Express, Inc. 1996 Stock Option Plan (1)
10.2*         2Connect Express, Inc. Director's Option Plan (1)
10.3*         Amended and Restated Employment Agreement with Marc. D. Fisherman dated as of April 1, 1997 (1)
10.4*         Employment Agreement between the Company and Kevin Killoran dated June 17, 1997 (1)
10.5*         Employment Agreement between the Company and Michael Wichelns dated June 17, 1996 (1)
10.6*         Employment Agreement between the Company and Jeff Manly dated June 17, 1996 (1)
10.7*         Form of Indemnification Agreement between Company and Marc D. Fisherman (1)
10.8*         Form of Indemnification Agreement between Company and Steven Stedman (1)
10.9*         Form of Indemnification Agreement between Company and Jeff Manly (1)
10.10*        Form of Indemnification Agreement between Company and Kevin Killoran (1)
10.11*        Form of Indemnification Agreement between Company and Ira Neimark (1)
10.12*        Form of Indemnification Agreement between Company and David Colby (1)
10.13*        Form of Indemnification Agreement between Company and Lynn Tilton (1)
10.14*        Form of Indemnification Agreement between Company and Arnold Jaffee (1)






10.15*        Management Agreement between the Company and Bobby Allison Cellular Systems of Florida, Inc. (2)
10.16*        Agreement by an between the Company and Sterne, Agee & Leach, Inc. dated August
              27, 1998 (3)
10.17*        Debtor's Amended Plan of Reorganization file June 24, 1998 (4)
10.18*        Second Amended Disclosure Statements for Amended Plan of Reorganization filed
              June 24, 1998 (4)
10.19*        First Modification to Amended Plan of Reorganization dated August 7, 1998 (4)
10.20*        First Modification to Second Amended Disclosure Statement dated August 7, 1998 (4)
10.21*        Second Modification to Amended Plan of Reorganization filed August 28, 1998 (4)
10.22         Merger Agreement by and among the Company, 2Connect Acquisition Corp., Bobby
              Allison Cellular Systems of Florida, Inc. and the shareholders of Bobby Allison
              Cellular Systems of Florida, Inc. dated May 1, 1998, as amended October 26, 1998.  (5)
10.23         Employment Agreement of Robert L. McGinnis (5)
10.24         Employment Agreement of James L. Ralph (5)
10.25         License Agreement with Robert A. Allison a/k/a Bobby Allison (9)
10.26**       Exclusive Regional Retail Dealer Agreement, effective December 1, 1998, by and between Bobby Allison Cellular Systems of Florida, Inc.  and AT&T Wireless
              Services of Florida, Inc. d/b/a AT&T Wireless Services. (10)
10.27         Bobby Allison Wireless Corporation 1999 Stock Option Plan (9)
10.28(a)      Promissory Note between Bobby Allison Wireless Corporation and SouthTrust Bank,
              National Association, in the amount of $350,000 dated February 24,
              1999 (8)
10.28(b)      Business Loan Agreement between Bobby Allison Wireless Corporation and
              SouthTrust Bank, National Association, dated February 24, 1999 (8)
10.28(c)      Commercial Security Agreement between Bobby Allison Wireless Corporation and
              SouthTrust Bank, National Association, dated February 24, 1999 (8)
10.29(a)      Promissory Note between Bobby Allison Wireless Corporation and SouthTrust Bank,
              National Association, in the amount of $500,000 dated February 24,
              1999 (8)
10.29(b)      Business Loan Agreement between Bobby Allison Wireless
              Corporation and SouthTrust Bank, National Association, dated February 24, 1999 (8)
10.29(c)      Commercial Security Agreement between Bobby Allison Wireless Corporation and
              SouthTrust Bank, National Association, dated February 24, 1999 (8)
10.30         Colonial Bank Note dated November 17, 1999(12)
10.31(a)      Colonial Bank Note dated February 23, 2000



\



10.31(b)      Modification Agreement effective February 23, 2000
10.32         Split-Dollar Agreement of Robert L. McGinnis
10.33         Split-Dollar Agreement of James L. Ralph
10.34         Bobby Allison Wireless Corporation Incentive Compensation Plan for Robert L. McGinnis
10.35         Bobby Allison Wireless Corporation Incentive Compensation Plan for James L. Ralph
16.1          Letter of KPMG LLP on change of accountants (6)
21.1          Subsidiaries of Bobby Allison Wireless Corporation
27.1          Financial Data Schedule

----------------

* Each of these documents have either expired, were terminated or were consummated upon the confirmation of the Company's Plan of Reorganization confirmed by the U.S. Bankruptcy Court, Southern District of Florida on October 27, 1998.

** Certain provisions of this exhibit are subject to an order of confidential treatment issued by the Securities and Exchange Commission.

(1) Registration Statement on Form SB-2 with respect to the units of Bobby Allison Wireless Corporation f/k/a/ 2Connect Express, Inc. (Commission File No. 333-15567) is incorporated by reference into Part III of this report.

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

(4) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Quarterly Report on Form 10-QSB for the quarter ended October 31, 1998 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

(5) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Current Report on Form 8-K for the event occurring on December 31, 1998 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

(6) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Current Report on Form 8-K for the event occurring on January 7, 1999 (Commission File No. 000-22251), is incorporated by reference to Part III of this report.

(7) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Current Report on Form 8-K for the event occurring on March 1, 1999 (Commission File No. 000-22251), is incorporated by reference to Part III of this report.

(8) Amendment No. 1 to the Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

(9) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. current report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-22251), is incorporated by reference to Part III of this report.

(10) Amendment No. 1 to the Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. current report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-22251), is incorporated by reference to
      Part III of this report.

(11) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

(12) The Bobby Allison Wireless Corporation Current Report on Form 8-K for the event occurring on November 19, 1999 (Commission File No. 000-22251), is incorporated by reference to Part III of this report.