Form 10QSB
period 2000-03-31
BOBBY ALLISON WIRELESS CORP
filed 2000-05-15
CIK 1021294

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended  March 31, 2000

[ ]      Transition Report under Section 13 or 15(d) of the Exchange Act

         For the transition period from ____________ to ____________.

                       Commission File Number: 000-22251


                       BOBBY ALLISON WIRELESS CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            Florida                                      65-0674664
   -----------------------                  ------------------------------------
   (State of Incorporation                  (I.R.S. Employer Identification No.)
      or Organization)


2055 Lake Avenue, S.E., Suite A, Largo, Florida                       33771
------------------------------------------------                    ----------
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

                         Yes  [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 480,000 shares of Common Stock, par value $.01 per share, as of May 15, 2000.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                                      INDEX




                                                                                                          Page
                                                                                                          ----
PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated balance sheets -
         March 31, 2000 and December 31,1999                                                                3

         Consolidated statements of operations-
         three months ended March 31, 2000 and March 31, 1999                                               5

         Consolidated statements of cash flows-
         three months ended March 31, 2000 and March 31, 1999                                               6

         Notes to consolidated financial statements                                                         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.                                         8



PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                                                13

ITEM 2.  CHANGES IN SECURITIES.                                                                            13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                                                  13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                              13

ITEM 5.  OTHER INFORMATION.                                                                                13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                                 13


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                        March 31, 2000       December 31, 1999
                                                                        --------------       -----------------
                                                                         (Unaudited)
ASSETS

CURRENT:
  Cash                                                                    $   25,000            $  624,869
  Accounts receivable, less allowance for doubtful accounts of
    $23,857 and $83,027                                                    3,039,471             2,427,639
  Prepaid expenses                                                            57,237                52,546
  Inventories                                                              2,077,361             2,606,907
  Deferred tax asset                                                           9,000                31,000
                                                                          ----------            ----------
TOTAL CURRENT ASSETS                                                       5,208,069             5,742,961
                                                                          ----------            ----------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, AT COST:                             3,930,298             3,297,603
  Less accumulated depreciation                                              933,482               699,902
                                                                          ----------            ----------
      NET LEASEHOLD IMPROVEMENTS AND EQUIPMENT                             2,996,816             2,597,701
                                                                          ----------            ----------

OTHER ASSETS:
  Goodwill and other intangible assets, net of accumulated
    amortization of $175,509 and $166,751                                    304,142               312,900
  Deferred tax asset                                                          86,000                64,000
  Deposits                                                                    68,212                51,456
                                                                          ----------            ----------
      TOTAL OTHER ASSETS                                                     458,354               428,356
                                                                          ----------            ----------

                                                                          $8,663,239             8,769,018
                                                                          ==========            ==========



          See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS, CONTINUED


                                                                                  March 31, 2000      December 31, 1999
                                                                                  --------------      ----------------
                                                                                    (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                                  $2,643,034            $3,521,170
  Accrued expense                                                                    1,096,469               901,053
  Deferred income                                                                      298,219               281,691
  Current maturities of long-term debt                                               2,114,359               512,606
                                                                                    ----------            ----------
        TOTAL CURRENT LIABILITIES                                                    6,152,081             5,216,520
                                                                                    ----------            ----------

LONG-TERM LIABILITIES:
  Long-term debt, less current maturities                                              202,718             1,351,786
                                                                                    ----------            ----------
        TOTAL LIABILITIES                                                            6,354,799             6,568,306
                                                                                    ----------            ----------

PREFERRED STOCK:
  Series A convertible preferred stock, $1.00 par, shares authorized
    20; outstanding 15                                                                 375,000               375,000
  Series B convertible preferred stock, $1.00 par, shares authorized
    50; outstanding 50                                                               1,250,000             1,250,000
                                                                                    ----------            ----------
        TOTAL PREFERRED STOCK                                                        1,625,000             1,625,000
                                                                                    ----------            ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par; shares authorized 25 million;                                  4,800                 4,800
    outstanding 480,000
  Series C convertible preferred stock, $1.00 par, shares authorized                   800,000               800,000
    250; outstanding 10
  Additional paid-in capital                                                           205,365               205,365
  Deficit                                                                            (326,725)             (434,453)
                                                                                    ----------            ----------
        TOTAL STOCKHOLDERS' EQUITY:                                                    683,440               575,712
                                                                                    ----------            ----------
                                                                                    $8,663,239            $8,769,018
                                                                                    ==========            ==========


          See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                       Three Months Ended
                                                                           March 31,
                                                              -----------------------------------
                                                                  2000                    1999
                                                              -----------             -----------
REVENUES:
  Product sales                                               $ 3,890,641               1,236,835
  Activation commissions                                        2,117,259                 730,119
  Pager services                                                  398,058                 226,816
                                                              -----------             -----------
  Total revenues                                                6,405,958               2,193,770
                                                              -----------             -----------

COST OF SALES                                                   2,344,451                 823,771
                                                              -----------             -----------
  Gross profit                                                  4,061,507               1,369,999
                                                              -----------             -----------
OPERATING EXPENSES:
  Selling, general and administrative expenses                  3,493,616               1,235,905
  Depreciation and amortization                                   242,338                  33,826
                                                              -----------             -----------
  Total operating expenses                                      3,735,954               1,269,731
                                                              -----------             -----------
  Operating income                                                325,553                 100,268

OTHER INCOME (EXPENSE):
  Interest expense                                                (76,783)                (33,168)
  Interest income                                                   3,290                   2,238
                                                              -----------             -----------
  Total other income (expense)                                    (73,493)                (30,930)
                                                              -----------             -----------
INCOME BEFORE TAXES ON INCOME                                     252,060                  69,338
INCOME TAX EXPENSE                                               (100,824)                (26,000)
                                                              -----------             -----------
NET INCOME                                                        151,236                  43,338
PREFERRED STOCK DIVIDENDS                                         (43,508)                (28,664)
                                                              -----------             -----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                       107,728                  14,674
                                                              ===========             ===========
EARNINGS PER COMMON SHARE:
  Basic                                                       $      0.22             $      0.03
                                                              ===========             ===========
  Diluted                                                     $      0.18             $      0.03
                                                              ===========             ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                           480,000                 480,000
                                                              ===========             ===========
  Diluted                                                         843,146                 480,000
                                                              ===========             ===========



          See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three Months Ended     Three Months Ended
                                                                                        March 31, 2000         March 31,1999
                                                                                      ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                        $ 107,728             $  43,338
  Adjustments to reconcile net income (loss) to net cash provided by (used for)
      operating activities:
      Depreciation and Amortization to interest expense                                      242,338                33,826
      Debt discount amortization to interest expense                                          23,310
      Cash provided by (used for):
          Accounts receivable                                                               (611,832)              203,237
          Prepaid expenses                                                                    (4,691)               10,205
          Inventories                                                                        529,546                31,574
          Deferred Tax Assets                                                                     --                26,000
          Accounts payable                                                                  (878,136)              (94,858)
          Deferred Revenue                                                                    16,528               172,868
          Accrued expenses                                                                   195,416              (133,710)
                                                                                           ---------             ---------
Net cash provided by (used for) operating activities                                        (379,793)              292,480
                                                                                           ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of leasehold improvements and equipment                                  (632,695)             (340,040)
          Increase in deposits                                                               (16,756)              (42,834)
                                                                                           ---------             ---------
Net cash used for investing activities                                                      (649,451)             (382,874)
                                                                                           ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments in long-term debt                                                         (70,625)                   --
          Proceeds from issuance of preferred stock                                               --                    --
          Proceeds from line of credit                                                       500,000               150,200
          Repayment of convertible debt                                                           --              (125,000)
          Cancellation of Treasury Stock                                                          --                    --
                                                                                           ---------             ---------
Net cash provided by financing activities                                                    429,375                25,200
                                                                                           ---------             ---------

NET INCREASE (DECREASE) IN CASH:                                                            (599,869)              (65,194)
CASH, beginning of period                                                                    624,869               125,155
                                                                                           =========             =========

CASH, end of period                                                                        $  25,000             $  59,961
                                                                                           =========             =========

SUPPLEMENTAL CASH FLOW INFORMATION:
          Cash paid for interest                                                           $  53,473             $  33,168
                                                                                           ---------             ---------



          See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                  (Notes to Consolidated Financial Statements)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         BASIS OF PRESENTATION

         The unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-QSB and therefore do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain items included in these statements are based upon management estimates. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for fair presentation. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results expected for the fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31,1999. See Note 1 to those financial statements for a discussion of the recapitalization and merger with Bobby Allison Cellular Systems of Florida, Inc.

         Certain items have been reclassified in the 1999 financial statements to conform to the 2000 presentation.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Bobby Allison Wireless Corporation and its wholly-owned subsidiary (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         NET INCOME (LOSS) PER COMMON SHARE

         Basic EPS is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period without consideration for potential common shares. Potential common shares were not included for the three months ended March 31, 1999 since their effects are antidilutive under the treasury stock method for options and warrants and if-converted method for convertible preferred stock.

         STORE PROPERTY AND DEVELOPMENT COSTS

         Costs incurred prior to the opening of a store and certain costs related to the implementation of corporate sales programs are capitalized and amortized over a period of twelve months starting with the month of commencement of such programs and new stores.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 122, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognized income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

         DEFERRED INCOME

         During 1998, the Company negotiated an agreement with a supplier whereby the supplier agreed to forgive a note payable with an outstanding balance of $262,022. Under the terms of the agreement, the forgiveness is cancelable if certain events occur, including the termination of a related agreement with cause. The Company has deferred the recognition of debt forgiveness income until the risk of repayment no longer exists and recognized 50% of the deferred income on November 30, 1999 and is expected to recognize the balance on November 30, 2000, provided the agreement is still in effect on that date. The agreement also provides for $200,000 of supplier marketing development funds received in January 1999 to be deferred over two years and recognized using the same percentages. Deferred income also includes billed but unearned beeper service revenue.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

         The Company, headquartered in Largo, Florida, is an enclosed regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer which, as of May 10, 2000, had 70 sales locations including 36 in-line stores, 31 kiosks, and 3 retail merchandising units or RMU's (like kiosks, but smaller). The Company's products cover a broad assortment of over 600 stock-keeping units. The Company also offers a wide range of service plans offered by five service providers, AT&T Wireless Services, AirTouch, Nextel, Powertel, SunCom and two paging carriers.

         In 1999, the Company expanded its operation beyond the State of Florida into Georgia, South Carolina, North Carolina, Virginia and Tennessee. In 2000, the Company has and plans to continue to expand in these states as well as expand into the States of Alabama and Maryland and the District of Columbia. The Company's expansion plans are dependent upon, among other things, obtaining additional capital whether in the form of debt or equity. The Company has not currently obtained the necessary financing but is currently seeking such financing. However, there is no assurance that the Company will be able to obtain the necessary financing, or if available, that such financing will be on terms acceptable to the Company. As a result, the Company may be unable to complete its expansion plans or such plans may be substantially delayed.

SOURCES OF REVENUE

         The Company's revenues are generated principally from three sources in one business segment:

         PRODUCT RETAIL SALES. Product retail sales involve the sale through the Company's sales locations and e-commerce web-site of cellular, and pager wireless products such as phones and pagers and related accessories such as batteries, chargers, carrying cases and hands-free kits. For the quarter ended March 31, 2000, retail sales represented approximately 66.2% of the Company's revenues and 49% of the Company's gross profit. As the customer makes payment at the cash register or by credit card on the e-commerce web site, retail sales do not produce any accounts receivables. The e-commerce web site was not launched until January 2000; therefore, its sales to date have been immaterial. At this time, the Company is unable to determine how much, if any, contribution the e-commerce web site will have on the Company's financial results.

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

         AT&T Wireless Services is the Company's largest carrier with which the Company has a generally exclusive relationship in the Central and South Florida markets pursuant to an agreement which, unless both AT&T Wireless Services and the Company agree to an extension, expires on December 1, 2000. As the Company has maintained a good relationship with AT&T Wireless Services since 1993, the Company believes that it is likely that the agreement will be extended but not necessarily on the same terms. Outside of Central and South Florida, however, the Company has non-exclusive carrier contracts with one or more of either AT&T Wireless Services, AirTouch, Nextel, Powertel or SunCom. For the quarter ended March 31, 2000, activation income represented approximately 33.0% of the Company's revenues, approximately 51% of the Company's gross profits and approximately 71.7% of the Company's accounts receivables (AT&T Wireless Services accounted for approximately 47.5%).

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

         PAGER SERVICES. Pager services include activation commissions as well as residual payments on pagers. Pager residual payments are received for the pager air time that the Company buys wholesale from paging carriers and then resells to individuals and small businesses. The Company sells pager services for two pager carriers. For the quarter ended March 31, 2000, pager services represented approximately 6.2% of the Company's revenues and 4.3% of the Company's gross profit.

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

         In the Company's Annual Reports on Form 10-KSB for the years ended December 31, 1998 and 1999 and interim Forms 10-QSB, the Company explained the effects on its revenues and costs of goods sold of the change in sales and commission policies at AT&T Wireless Services which commenced in October of 1998 and affected the comparison of revenues and costs of goods sold for such periods. However, since each of the quarters ended March 31, 2000 and March 31, 1999 occurred after these changes were implemented, they do not affect the period to period comparisons contained in this report and will not affect such comparisons in the Company's future reports on Forms 10-QSB and Form 10-KSB.

RESULTS OF OPERATIONS

         The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales:

                                                 For the Three Months       For the Three Months
                                                 Ended March 31, 2000       Ended March 31, 1999
                                                 --------------------       --------------------
Total Revenue                                           100.0 %                   100.0 %
Cost of Sales                                            36.6 %                    36.7 %
Gross Profit                                             63.4 %                    62.5 %
Selling, General and Administrative Expenses             55.6 %                    56.3 %
(Excluding Depreciation)
Depreciation and Amortization                             2.7 %                     1.5 %
Operating Income                                          5.1 %                     4.6 %
Interest Expense                                         (1.2)%                    (2.3)%
Income Tax Expense                                       (1.6)%                    (1.2)%
Net Income                                                2.4 %                     2.0 %


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

         TOTAL REVENUE. Total Revenue was $6,405,958 for the three months ended March 31, 2000 as compared to $2,193,770 for the three months ended March 31, 1999 or an increase of $4,212,188 or 192.0%. This increase reflects the increase in sales location count from 23 to 64 sales locations. Comparable sales location sales for the three months ended March 31, 2000 increased by $331,331 or approximately 16.2% as compared to the three months ended March 31, 1999. As stated above, comparable stores sales include only sales locations owned and operated by the Company for at least 12 full months. The Company operated 64 stores at March 31, 2000, 23 of which had then been owned and operated for at least 12 months. See "-Sources of Revenue."

         GROSS PROFIT. Gross profit was $4,061,507 for the three months ended March 31, 2000 as compared to $1,369,999 for the three months ended March 31, 1999 or an increase of $2,691,508 or 197% largely reflecting the increase in stores operated during the three months ended March 31, 1999. Gross profit as a percentage of net sales increased from 62.5% in the three months ended March 31, 1999 to 63.4% in the three months ended March 31, 2000.

         In December 1998, a major carrier converted $262,062 owed by the Company to a market development funds payment. In January 1999, the Company received additional market development funds of $200,000 from this carrier under the same agreement. The Company recorded the market development funds as deferred income because the Company would have had to repay all $462,062 if the Company had terminated its relationship with such carrier before December of 1999 and will have to repay one-half or $231,031 if the Company terminates its relationship with such carrier before December of 2000. Consequently, the Company recognized $231,031 as activation income on November 30, 1999 and expects to recognize the remaining $231,031 as activation income on November 30, 2000. In the quarter ended March 31, 2000, the Company also accrued $280,000 in market development funds due from a carrier which will be used to fund the Company's continued expansion into Georgia, North Carolina and South Carolina. No comparable income was received in the quarter ended March 31, 1999.

         OPERATING EXPENSES. Selling, general and administrative expense was $3,564,526 for the three months ended March 31, 2000 as compared to $1,235,905 for the three months ended March 31, 1999 or an increase of $2,328,621 or approximately 188.4%, largely as a result of the Company's store expansion. Corporate headquarter's expenses, included therein, increased due primarily to increased costs necessitated by the Company's growth and anticipated future growth including, but not limited to, support and training, advertising and marketing and merchandising and allocation/distribution.

         NET INTEREST EXPENSE. Net interest expense was $73,493 for the three months ended March 31, 2000 as compared to $30,930 for the three months ended March 31, 1999 or a increase of $42,563 or 138% due to higher average borrowings outstanding during 2000 versus 1999. The higher average borrowings in 2000 resulted from the increase in borrowings from commercial banks by $1,000,000 in November 1999 and $500,000 in February 2000.

         NET INCOME/LOSS. The Company had net income of $151,236 for the three months ended March 31, 2000 as compared to net income of $43,338 for the year ended March 31, 1999 or an increase of $107,898 or 249%, primarily as a result of the Company's store expansion and receipt of market development funds. Market development funds represented approximately $339,500 of such increase but there is no assurance that these payments will recur.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a $858,012 working capital deficit at March 31, 2000 compared to working capital of $526,441 at December 31, 1999. This decrease in working capital was due primarily to the reclassification of the Company's $1.5 million line of credit to a current liability as it now matures within 12 months.

         In February 24, 1999, the Company consummated (i) a term loan from SouthTrust Bank in the amount of $350,000 and (ii) a line of credit with SouthTrust Bank by which the Company may borrow up to a maximum of $500,000 for working capital. The term loan is amortized over 3 years at a rate of 8.5% per annum. The line of credit has revolving payment terms, is due upon demand and bears interest at prime plus 1% (10% as of March 31, 2000). Both the term loan and the line of credit are secured by a first position on substantially all of the Company's assets, primarily inventory and accounts receivables.

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

         The Company's net cash used by operating activities for the three months ended March 31, 2000 was $379,793 as compared to net cash used by operating activities of $292,480 for the three months ended March 31, 1999 or change in cash used by operating activities of $87,313. This increase was primarily due to an increase in net income. The net cash used in investing activities totaled $649,451 for the three months ended March 31, 2000 related primarily to the purchase of leasehold improvements and equipment required to support new store growth. The net cash provided by financing activities totaled $429,375 for the three months ended March 31, 2000 and related primarily to the additional borrowings under the Company's $1.5 million line of credit.

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

NET OPERATING LOSS CARRY-FORWARDS AND DEFERRED TAX ASSETS

         At December 31, 1999, the Company had no net operating loss carry forward for federal income tax purposes. As of March 31, 2000, the Company had a total deferred tax asset of $95,000 consisting of $86,000 from leasehold improvements and $9,000 from accounts receivables.

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

                  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

                  Not applicable

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (1)      Exhibits:

                  None.

         (1)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


Date:  May 15, 2000                        BOBBY ALLISON WIRELESS CORPORATION


                                           /s/ Robert L. McGinnis
                                           ---------------------------------
                                           Name:   Robert L. McGinnis
                                           Title:  Chairman of the Board and
                                                     Chief Executive Officer