Form 10QSB
period 2000-06-30
BOBBY ALLISON WIRELESS CORP
filed 2000-08-14
CIK 1021294

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000.

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

        For the transition period from_____________ to _________________

Commission file number      000-22251
                            ---------

                       BOBBY ALLISON WIRELESS CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            FLORIDA                                      65-0674664
  -------------------------------             --------------------------------
  (State or Other Jurisdiction of             (IRS Employer Identification No.)
  Incorporation or Organization)

               1200 STARKEY ROAD, SUITE 105, LARGO, FLORIDA 33771
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (727) 584-7902
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

              2055 LAKE AVENUE, S.E., SUITE A, LARGO, FLORIDA 33771
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [X]  No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 480,000 of Common Stock, par value $0.01 per share, as of August 14, 2000.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated balance sheets -
         June 30, 2000 and December 31,1999                                                       3

         Consolidated statements of operations-
         three months and six months ended June 30, 2000 and June 30, 1999                        5

         Consolidated statements of cash flows-
         three months and six months ended June 30, 2000 and June 30, 1999                        6

         Notes to consolidated financial statements                                               7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.                               8

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                                      14

ITEM 2.  CHANGES IN SECURITIES.                                                                  14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                                        14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                    14

ITEM 5.  OTHER INFORMATION.                                                                      15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                       15


PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                June 30, 2000       December 31,
                                                                  (Unaudited)           1999
                                                                 -----------            ----
ASSETS:

CURRENT:
  Cash .......................................................   $   25,000         $  624,869
  Accounts receivable, less allowance for doubtful accounts of
     $96,088 and $83,027 .....................................    2,939,089          2,427,639

  Related Party receivable ...................................       59,898                 --

  Prepaid expenses ...........................................       52,271             52,546

  Inventories ................................................    2,551,669          2,606,907

  Deferred tax asset .........................................       36,000             31,000
                                                                 ----------         ----------

TOTAL CURRENT ASSETS .........................................    5,663,927          5,742,961
                                                                 ----------         ----------

 LEASEHOLD IMPROVEMENTS AND EQUIPMENT, AT COST: ..............    4,439,923          3,297,603

  Less accumulated depreciation ..............................    1,028,631            699,902
                                                                 ----------         ----------

      NET LEASEHOLD IMPROVEMENTS AND EQUIPMENT ...............    3,411,292          2,597,701
                                                                 ----------         ----------

OTHER ASSETS:

  Goodwill and other intangible assets, net of
    accumulated amortization of 190.456 ......................      295,383            312,900

  Deferred tax asset .........................................      101,000             64,000

  Deposits ...................................................       69,946             51,456
                                                                 ----------         ----------

                          TOTAL OTHER ASSETS .................      466,329            428,356
                                                                 ----------         ----------

                                                                 $9,541,548         $8,769,018
                                                                 ==========         ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                      June 30, 2000        December 31,
                                                                        (Unaudited)            1999
                                                                        -----------            ----
CURRENT LIABILITIES:
  Accounts payable ..................................................   $ 2,517,500         $ 3,521,170

  Accrued expense ...................................................     1,511,927             901,053

  Deferred income ...................................................       281,924             281,691

  Current maturities of long-term debt ..............................     2,515,030             417,697
  Current maturities of related party long term debt ................        65,344              94,909
                                                                        -----------         -----------

        TOTAL CURRENT LIABILITIES ...................................     6,891,725           5,216,520

LONG-TERM LIABILITIES:
  Long-term debt, less current maturities ...........................        74,735           1,259,385
  Long-term related party debt, less current maturities .............        45,630              92,401
                                                                        -----------         -----------

        TOTAL LIABILITIES ...........................................     7,012,090           6,568,306
                                                                        -----------         -----------

PREFERRED STOCK:
  Series A convertible preferred stock, $1.00 par,  shares authorized
   20; outstanding 15 ...............................................       375,000             375,000

  Series B convertible preferred stock, $1.00 par, shares authorized
  50; outstanding 50 ................................................     1,250,000           1,250,000
                                                                        -----------         -----------

        TOTAL PREFERRED STOCK .......................................     1,625,000           1,625,000
                                                                        -----------         -----------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par; shares authorized 25 million;
 outstanding 480,000 ................................................         4,800               4,800
  Series C convertible preferred stock, $1.00 par, shares authorized
  250; outstanding 40 ...............................................     1,000,000             800,000

  Additional paid-in capital ........................................       205,365             205,365

  Deficit ...........................................................      (305,707)           (434,453)
                                                                        -----------         -----------

        TOTAL STOCKHOLDERS' EQUITY: .................................       904,458             575,712
                                                                        -----------         -----------
                                                                        $ 9,541,548         $ 8,769,018
                                                                        ===========         ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                   ENDED JUNE 30,
                                                                ----------------------          ----------------------
                                                                 2000             1999            2000            1999
                                                                 ----             ----            ----            ----
REVENUES:
  Product Sales.........................................     $  3,993,416     $  1,586,779    $  7,884,057      $ 2,823,614
  Activation commissions................................        2,838,098          914,503       4,955,357        1,644,622
  Pager services........................................          233,839          219,359         631,897          446,175
                                                             ------------     ------------    ------------     ------------
  Total revenues........................................        7,065,353        2,720,641      13,471,311        4,914,411
  Cost of sales.........................................        2,519,685          935,663       4,864,136        1,740,498
                                                             ------------     ------------    ------------     ------------
  Gross Profit..........................................        4,545,668        1,784,978       8,607,175        3,173,913
                                                             ------------     ------------    ------------     ------------
OPERATING EXPENSES:
  Selling, general and administrative expenses..........        4,198,856        1,509,574       7,692,472        2,764,415
  Depreciation and amortization.........................          137,036           81,864         379,374          115,690
                                                             ------------     ------------    ------------     ------------
  Total operating expenses..............................        4,335,892        1,591,438       8,071,846        2,880,105
                                                             ------------     ------------    ------------     ------------
  Operating income......................................          209,776          193,540         535,329          293,808
                                                             ------------     ------------    ------------     ------------
OTHER INCOME (EXPENSE):
  Interest expense......................................         (102,842)         (52,312)       (179,625)         (85,480)
  Interest income.......................................            1,303            3,808           4,593            6,046
                                                             ------------     ------------    ------------     ------------
  Total other income (expense)..........................         (101,539)         (48,504)       (175,032)         (79,434)
                                                             ------------     ------------    ------------     ------------
INCOME (LOSS) BEFORE TAXES ON INCOME....................          108,237          145,036         360,297          214,374
INCOME TAX EXPENSE......................................          (42,908)         (51,500)       (143,732)         (77,500)
                                                             ------------     ------------    ------------     ------------
NET INCOME (LOSS).......................................           65,329           93,536         216,565          136,874
PREFERRED STOCK DIVIDENDS...............................          (44,311)         (31,477)        (87,819)         (60,141)
                                                             ------------     ------------    ------------     ------------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS..........           21,018           62,059         128,746           76,733
                                                             ============     ============    ============     ============
EARNINGS PER COMMON SHARE:
  Basic.................................................              .04              .13             .27              .16
  Diluted...............................................              .04              .13             .25              .16
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.................................................          480,000          480,000         480,000          480,000
  Diluted...............................................          495,474          480,000         766,264          480,000



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                           --------------------------
                                                                               2000           1999
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ......................................................   $   216,565    $   136,874
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
    Depreciation and Amortization.......................................       346,246        115,690
    Debt discount amortization to interest expense .....................        56,175             --
    Cash provided by (used for):
        Accounts receivable ............................................      (511,450)       (41,126)
        Related Party receivable .......................................       (59,898)            --
        Prepaid expenses ...............................................           275        (43,770)
        Inventories ....................................................        55,238         24,636
        Deferred Tax Assets ............................................       (42,000)        77,500
        Accounts payable ...............................................    (1,003,670)        23,257
        Deferred Income ................................................           233        146,499
        Accrued expenses ...............................................       610,874         77,122
                                                                           -----------    -----------
Net cash provided by (used for) operating activities ...................      (331,412)       516,682
                                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of leasehold improvements and equipment ...............    (1,142,320)      (698,895)
        Increase in deposits ...........................................       (18,490)       (37,228)
                                                                           -----------    -----------
Net cash used for investing activities .................................    (1,160,810)      (736,123)
                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments in long-term debt .....................................      (118,477)      (116,928)
        Preferred Stock dividends ......................................       (89,170)       (60,141)
        Proceeds from line of credit ...................................       900,000        328,721
        Proceeds from Issuance of Preferred Stock ......................       200,000             --
                                                                           -----------    -----------
Net cash provided by financing activities ..............................       892,353        151,652
                                                                           -----------    -----------
NET INCREASE (DECREASE) IN CASH: .......................................      (599,869)       (67,789)
CASH, beginning of period ..............................................       624,869        125,155
                                                                           -----------    -----------
CASH, end of period ....................................................   $    25,000    $    57,366
                                                                           ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for interest .........................................   $   315,369    $    85,480
                                                                           ===========    ===========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                  (Notes to Consolidated Financial Statements)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         BASIS OF PRESENTATION

         The unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-QSB and therefore do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain items included in these statements are based upon management estimates. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for fair presentation. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results expected for the fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31,1999. See Note 1 to those financial statements for a discussion of the recapitalization and merger with Bobby Allison Cellular Systems of Florida, Inc.

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

         NET INCOME (LOSS) PER COMMON SHARE

         Basic EPS is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period without consideration for potential common shares. Diluted EPS includes the dilutive effect of potential common shares. Potential common shares were not included for the periods ended June 30, 1999 since their effects are antidilutive under the treasury stock method for options and warrants and if-converted method for convertible preferred stock.

         The following is a reconciliation of basic net income per share to diluted net income per share for the three months ended June 30, 2000 and 1999:

                                                                                   THREE MONTHS ENDED
                                                                                      JUNE 30,
(Amounts in Thousands)                                                          ----------------------
Except for Share Amounts)                                                       2000              1999
                                                                                ----              ----


Net income (loss) applicable to
  Common Stock - basic                                                       $     21         $     62
Effect of dilutive securities -
  Preferred Stock dividends                                                        44               31
                                                                             --------         --------
Net income applicable to
  Common Stock - diluted                                                     $     65         $     93
                                                                             ========         ========
Basic net income per share                                                   $    .04         $    .13
                                                                             ========         ========
Diluted net income (loss) per share                                          $    .04         $    .13
                                                                             ========         ========

Weighted average shares outstanding - basic                                   480,000          480,000
Potential shares exercisable under stock
  option plans                                                                 15,474               --
Potential shares upon conversion of
  Preferred Stock                                                                  --               --
                                                                             --------         --------
Weighted average shares outstanding - diluted                                 495,474          480,000
                                                                             ========         ========

         The above reconciliation for the three months ended June 30, 2000, excludes 47,526 options, and 350,790 potential shares upon conversion of Preferred Stock since their effect would be anti-dilutive.

The following is a reconciliation of basic net income per share to diluted net income per share for the six months ended June 30, 2000 and 1999:

                                                                                   SIX MONTHS ENDED
                                                                                      JUNE 30,
(Amounts in Thousands)                                                          ----------------------
Except for Share Amounts)                                                       2000              1999
                                                                                ----              ----


Net income applicable to
  Common Stock - basic                                                       $    129         $     77
Effect of dilutive securities -
  Preferred stock dividends                                                        88               60
                                                                             --------         --------
Net income (loss) applicable to
  Common Stock - diluted                                                     $    217         $    137
                                                                             ========         ========
Basic net income (loss) per share                                            $    .27         $    .16
                                                                             ========         ========
Diluted net income (loss) per share                                          $    .25         $    .16
                                                                             ========         ========
Weighted average shares outstanding - basic                                   480,000          480,000

Potential shares exercisable under stock
  option plans                                                                 15,474               --
Potential shares upon conversion of
  Preferred Stock                                                             270,790               --
                                                                             --------         --------
Weighted average shares outstanding - diluted                                 766,264          480,000
                                                                             ========         ========

         The above reconciliation for the six months ended June 30, 2000, excludes 47,526 options, and 80,000 potential shares upon conversion of Preferred Stock since their effect would be anti-dilutive.


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

         DEFERRED INCOME

         During 1998, the Company negotiated an agreement with a supplier whereby the supplier agreed to forgive a note payable with an outstanding balance of $262,022. Under the terms of the agreement, the forgiveness is cancellable if certain events occur, including the termination of a related agreement with cause. The Company has deferred the recognition of debt forgiveness income until the risk of repayment no longer exists and accordingly recognized 50% of the deferred income on November 30, 1999 and is expected to recognize the balance on November 30, 2000, provided the agreement is still in effect on that date. The agreement also provides for $200,000 of supplier marketing development funds received in January 1999 to be deferred over two years and recognized using the same percentages. Deferred income also includes billed but unearned beeper service revenue.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

         The Company, headquartered in Largo, Florida, is an enclosed regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer which, as of July 31, 2000, had 77 sales locations including 38 in-line stores, 36 kiosks, and 3 retail merchandising units or RMU's (like kiosks, but smaller). The Company's products cover a broad assortment of over 600 stock-keeping units. The Company also offers a wide range of service plans offered by five service providers, AT&T Wireless Services, AirTouch, Nextel, Powertel, SunCom and two paging carriers.

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

SOURCES OF REVENUE

         The Company's revenues are generated principally from three sources in one business segment:

         PRODUCT RETAIL SALES. Product retail sales involve the sale through the Company's sales locations and e-commerce web-site of cellular, and pager wireless products such as phones and pagers and related accessories such as batteries, chargers, carrying cases and hands-free kits. For the six months ended June 30, 2000, retail sales represented approximately 59% of the Company's revenues and 38% of the Company's gross profit. As the customer makes payment at the cash register or by credit card on the e-commerce web site, retail sales do not produce any accounts receivables. The e-commerce web site was not launched until January 2000; therefore, its sales to date have been immaterial. At this time, the Company is unable to determine how much, if any, contribution the e-commerce web site will have on the Company's financial results.

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

         AT&T Wireless Services is the Company's largest carrier with which the Company has a generally exclusive relationship in the Central and South Florida markets pursuant to an agreement which, unless both AT&T Wireless Services and the Company agree to an extension, expires on December 1, 2000. As the Company has maintained a good relationship with AT&T Wireless Services since 1993, the Company believes that it is likely that the agreement will be extended but not necessarily on the same terms. Outside of Central and South Florida, however, the Company has non-exclusive carrier contracts with one or more of either AT&T Wireless Services, AirTouch, Nextel, Powertel and SunCom. For the six months ended June 30, 2000, activation income represented approximately 37% of the Company's revenues, approximately 57% of the Company's gross profits and approximately 79% of the Company's accounts receivables of which AT&T Wireless Services accounted for approximately 23%.

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

         PAGER SERVICES. Pager services include activation commissions as well as residual payments on pagers. Pager residual payments are received for the pager air time that the Company buys wholesale from paging carriers and then resells to individuals and small businesses. The Company sells pager services for two pager carriers. For the six months ended June 30, 2000, pager services represented approximately 4% of the Company's revenues and 3.6% of the Company's gross profit.

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

         In the Company's Annual Reports on Form 10-KSB for the years ended December 31, 1998 and 1999 and interim Forms 10-QSB, the Company explained the effects on its revenues and costs of goods sold of the change in sales and commission policies at AT&T Wireless Services which commenced in October of 1998 and affected the comparison of revenues and costs of goods sold for such periods. However, since each of the periods ended June 30, 2000 and June 30, 1999 discussed herein occurred after these changes were implemented, they do not affect the period to period comparisons contained in this report and will not affect such comparisons in the Company's future reports on Forms 10-QSB and Form 10-KSB.

RESULTS OF OPERATIONS

         The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales:

                                                     FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                        ENDED JUNE 30,              ENDED JUNE 30,
                                                     --------------------        ------------------
                                                       2000      1999              2000      1999
                                                      ------    ------            ------    ------
Total Revenue ..............................          100.0%    100.0%            100.0%    100.0%
Cost of Sales ..............................           35.7%     34.4%             36.1%     35.4%
Gross Profit ...............................           64.3%     65.6%             63.9%     64.6%
Selling, General and Administrative Expenses
(Excluding Depreciation) ...................           59.4%     55.5%             57.1%     56.3%
Depreciation and Amortization ..............            1.9%      3.0%              2.8%      2.4%
Operating Income ...........................            3.0%      7.1%              4.0%      6.0%
Interest Expense ...........................            1.4%      1.8%              1.3%      1.6%
Income Tax Expense .........................             .6%      1.9%              1.1%      1.6%
Net Income (Loss) ..........................             .9%      3.4%              1.6%      2.8%

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

         TOTAL REVENUE. Total Revenue was $7,065,353 for the three months ended June 30, 2000 as compared to $2,720,641 for the three months ended June 30, 1999 or an increase of $4,344,712 or 160%. This increase reflects the increase in sales location count from 28 to 77 sales locations. Comparable sales location sales for the three months ended June 30, 2000 increased by $330,834 or approximately 12.2% as compared to the three months ended June 30, 1999. Comparable stores sales include only sales locations owned and operated by the Company since April 1, 1999. The Company operated 77 stores at June 30, 2000, 28 of which had then been owned and operated since April 1, 1999. See "-Sources of Revenue."

         GROSS PROFIT. Gross profit was $4,545,668 for the three months ended June 30, 2000 as compared to $1,784,978 for the three months ended June 30, 1999 or an increase of $2,760,690 or 155% largely reflecting the increase in stores operated during the three months ended June 30, 1999. Gross profit as a percentage of net sales decreased from 65.6% in the three months ended June 30, 1999 to 64.3% in the three months ended June 30, 2000.

         In December 1998, a major carrier converted $262,062 owed by the Company to a market development funds payment. In January 1999, the Company received additional market development funds of $200,000 from this carrier under the same agreement. The Company recorded the market development funds as deferred income because the Company would have had to repay all $462,062 if the Company had terminated its relationship with such carrier before December of 1999 and will have to repay one-half or $231,031 if the Company terminates its relationship with such carrier before December of 2000. Consequently, the Company recognized $231,031 as activation income on November 30, 1999 and expects to recognize the remaining $231,031 as activation income on November 30, 2000. In the quarter ended June 30, 2000, the Company also accrued $226,000 in market development funds due from a carrier which will be used to fund the Company's continued expansion into Georgia, North Carolina and South Carolina. No comparable income was received in the quarter ended June 30, 1999.

         OPERATING EXPENSES. Selling, general and administrative expense was $4,198,856 for the three months ended June 30, 2000 as compared to $1,509,574 for the three months ended June 30, 1999 or an increase of $2,689,282 or approximately 178%, largely as a result of the Company's store expansion. Corporate headquarter's expenses, included therein, increased due primarily to increased costs necessitated by the Company's growth and anticipated future growth including, but not limited to, the opening of a new larger corporate headquarters, support and training, advertising and marketing and merchandising and allocation/distribution. Depreciation and Amortization was $137,036 for the three months ended June 30, 2000 as compared to $81,864 for the three months ended June 30, 1999 or an increase of $55,172 approximately 67% largely as a result of the Company's store expansion.


         NET INTEREST EXPENSE. Net interest expense was $101,539 for the three months ended June 30, 2000 as compared to $48,504 for the three months ended June 30, 1999 or a increase of $53,035 or 109% due to higher average borrowings outstanding during 2000 versus 1999. The borrowing outstanding at June 30, 2000 was $2,900,739 as compared to $947,631 at June 30, 1999.

         NET INCOME/LOSS. The Company had net income of $65,329 for the three months ended June 30, 2000 as compared to net income of $93,536 for the three months ended June 30, 1999 or a decrease of $28,207, primarily as a result of the Company's store expansion, retail increased operating expenses and interest costs.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999.

         TOTAL REVENUE. Total Revenue was $13,471,311 for the six months ended June 30, 2000 as compared to $4,914,411 for the six months ended June 30, 1999 or an increase of $8,556,900 or 174%. This increase reflects the increase in sales location count from 28 to 77 sales locations. Comparable sales location sales for the six months ended June 30, 2000 increased by $662,135 or approximately 13.5% as compared to the six months ended June 30, 1999. Comparable stores sales include only sales locations owned and operated by the Company since January 1, 1999. The Company operated 77 stores at June 30, 2000, 28 of which had then been owned and operated since January 1, 1999. See "-Sources of Revenue."

         GROSS PROFIT. Gross profit was $8,607,175 for the six months ended June 30, 2000 as compared to $3,173,913 for the six months ended June 30, 1999 or an increase of $5,433,262 or 171% largely reflecting the increase in stores operated during the six months ended June 30, 1999. Gross profit as a percentage of net sales decreased from 64.6% in the six months ended June 30, 1999 to 63.9% in the six months ended June 30, 2000.

         In December 1998, a major carrier converted $262,062 owed by the Company to a market development funds payment. In January 1999, the Company received additional market development funds of $200,000 from this carrier under the same agreement. The Company recorded the market development funds as deferred income because the Company would have had to repay all $462,062 if the Company had terminated its relationship with such carrier before December of 1999 and will have to repay one-half or $231,031 if the Company terminates its relationship with such carrier before December of 2000. Consequently, the Company recognized $231,031 as activation income on November 30, 1999 and expects to recognize the remaining $231,031 as activation income on November 30, 2000. In the six months ended June 30, 2000, the Company also accrued $565,500 in market development funds due from a carrier which will be used to fund the Company's continued expansion into Georgia, North Carolina and South Carolina. No comparable income was received in the six months ended June 30, 1999.

         OPERATING EXPENSES. Selling, general and administrative expense was $7,692,472 for the six months ended June 30, 2000 as compared to $2,764,415 for the six months ended June 30, 1999 or an increase of $4,928,057 or approximately 178%, largely as a result of the Company's store expansion. Corporate headquarter's expenses, included therein, increased due primarily to increased costs necessitated by the Company's growth and anticipated future growth including, but not limited to, support and training, advertising and marketing and merchandising and allocation/distribution. Depreciation and Amortization was $379,374 for the six months ended June 30, 2000 as compared to $115,690 for the six months ended June 30, 1999 or an increase of $263,684 or approximately 228% largely as a result of the Company's store expansion.

         NET INTEREST EXPENSE. Net interest expense was $175,032 for the six months ended June 30, 2000 as compared to $79,434 for the six months ended June 30, 1999 or a increase of $95,598 or 120% due to higher average borrowings outstanding during 2000 versus 1999. The borrowing at June 30, 2000 was $2,900,739 as compared to $947,631 at June 30, 1999.

         NET INCOME/LOSS. The Company had net income of $216,565 for the six months ended June 30, 2000 as compared to net income of $136,874 for the six months ended June 30, 1999 or an increase of $79,691 or 58%, primarily as a result of the Company's store expansion.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a $1,427,798 working capital deficit at June 30, 2000 compared to working capital of $526,441 at December 31, 1999. This decrease in working capital was due primarily to the reclassification of one of the Company's lines of credit to a current liability as it now matures within 12 months on January 31, 2001. Further, this same line of credit was increased to $1.9 million on May 25, 2000.

         On February 24, 1999, the Company consummated (i) a term loan from SouthTrust Bank in the amount of $350,000 and (ii) a line of credit with SouthTrust Bank by which the Company may borrow up to a maximum of $500,000 for working capital. The term loan is amortized over 3 years at a rate of 8.5% per annum. The line of credit has revolving payment terms, is due upon demand and bears interest at prime plus 1% (10.5% as of June 30, 2000). Both the term loan and the line of credit are secured by a first position on substantially all of the Company's assets, primarily inventory and accounts receivables.

         On November 19, 1999, the Company secured a revolving note loan from Colonial Bank by which the Company may borrow up to $1 million which was extended to $1,500,000 on February 23, 2000 and again to $1,900,000 on May 25, 2000. The note is due January 31, 2001 and bears interest at the Colonial Bank Base Rate as determined from time to time (10.0% as of June 30, 2000). The note is secured by a second position on the Company's assets and, up to $1 million, by the guarantees of certain shareholders.

         On April 10, 2000, the Company issued eight shares of Series C Convertible Preferred stock for $25,000 each. The stock pays dividends at 7.00% semi-annually. This issuance brings the total outstanding Series C Preferred to 40 shares.

         The Company's net cash used by operating activities for the six months ended June 30, 2000 was $331,412 as compared to net cash provided by operating activities of $516,682 for the six months ended June 30, 1999 or change in cash used by operating activities of $814,967. This increase was primarily due to an increase in net income. The net cash used in investing activities totaled $1,193,938 for the six months ended June 30, 2000 related primarily to the purchase of leasehold improvements and equipment required to support new store growth. The net cash provided by financing activities totaled $892,354 for the six months ended June 30, 2000 and related primarily to the additional borrowings under the Company's $1.9 million line of credit.

         The Company believes it can satisfy its cash demands during the next 12 months out of internally generated cash flow. However, in order to proceed with the Company's proposed growth plans, the Company will still need to raise substantial additional capital through the issuance of securities and/or the procurement of additional bank or other debt. There is no assurance that the Company will be able to find a purchaser for its securities or, if a purchaser is found, that an adequate price for the Company's securities can be obtained or that the Company's shareholders will not be diluted by any such issuance. Furthermore, there is no assurance that the Company will be able to procure any additional debt financing, or if available, that such debt will be on terms acceptable to the Company.

NET OPERATING LOSS CARRY-FORWARDS AND DEFERRED TAX ASSETS

         At December 31, 1999, the Company had no net operating loss carry forward for federal income tax purposes. As of June 30, 2000, the Company had a total deferred tax asset of $137,000 consisting of $101,000 from leasehold improvements and $36,000 from accounts receivables.

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

YEAR 2000 READINESS DISCLOSURE

         The Company has updated its computer systems, particularly its point-of-sale systems and has had no Year 2000 issues upon or since the system roll-over to January 2000. Consequently, the Company believes that the Year 2000 issue will not pose significant operations problems for the Company's computer systems and the Company does not expect to incur any significant additional costs regarding the Year 2000 issue. The Company has not and does not plan to develop a contingency plan for the failure of the equipment or systems. The Company will resort to manual operations in the event of a failure. The Company's cost of updating its computer system was less than $50,000.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                  Not applicable

ITEM 2.  CHANGES IN SECURITIES.

                  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

                  Annual Meeting of the Shareholders

                  (a) The Annual Meeting of the Shareholders was held on Monday, June 5, 2000 at the Wyndham Harbor Island Hotel, 275 Harbor Island Drive, Tampa, Florida.

                  (b) The matters before the meeting were (i) the election of directors, two directors, Robert L. McGinnis and James L. Ralph, to be voted upon by the holders of the common stock of the Company and one director, James S. Holbrook, Jr., to be voted upon by the holders of the 7.5% Series B Convertible Preferred Stock and (ii) the ratification of BDO Seidman LLP as the independent auditors for the Company for the year ended December 31, 2000. Because the shares are not held in street name and not currently traded on any exchange or otherwise, there were no broker non-votes. Further, there were no abstentions. Each of the directors were elected at the meeting as follows:

                           (i) Robert L. McGinnis and James L. Ralph-480,000 shares of common stock eligible to vote of which all 480,000 shares were voted in favor.
                           (ii) James S. Holbrook, Jr.- 50 shares of 7.5% Series B Convertible Preferred Stock eligible to vote of which 46 shares were voted in favor of his election and 4 of which were not voted at all as the holders did not return their proxy.

                           Finally, there were 480,000 shares of common stock eligible to vote for the ratification of BDO Seidman, LLP as the independent auditors for the Company for the year ended December 31, 2000 of which all 480,000 shares were voted in favor.

                                OTHER INFORMATION
                                    CONTINUED

ITEM 5.       OTHER INFORMATION.

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

     (1)      Exhibits:

                  Exhibit 27 - Financial Data Schedule

     (2)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date:   August 14, 2000         BOBBY ALLISON WIRELESS CORPORATION


                                /s/ ROBERT L. MCGINNIS
                                -----------------------------------------
                                Name:  Robert L. McGinnis
                                Title: Chairman of the Board and Chief Executive
                                       Officer