Form 10QSB
period 2000-09-30
BOBBY ALLISON WIRELESS CORP
filed 2000-11-14
CIK 1021294

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000.

|_| Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                    to
                               ------------------    -------------------

Commission file number      000-22251
                       --------------

                       BOBBY ALLISON WIRELESS CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Florida                                   65-0674664
   ---------------------------------         -----------------------------------
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

Yes          X             No
    ------------------        -----------------

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes          X             No
    ------------------        -----------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 480,000 of Common Stock, par value $0.01 per share, as of November 7, 2000.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                                          PAGE


PART I: FINANCIAL INFORMATION

Financial Statements.


Consolidated balance sheets -
September 30, 2000 and December 31,1999                                                                     3

Consolidated statements of operations-
three months and nine months ended September 30, 2000 and September 30, 1999                                5

Consolidated statements of cash flows-
three months and nine months ended September 30, 2000 and September 30, 1999                                6

Notes to consolidated financial statements                                                                  7

Management's Discussion and Analysis or Plan of Operation.                                                  8



PART II: OTHER INFORMATION


Item 1.  Legal Proceedings.                                                                                14

Item 2.  Changes in Securities.                                                                            14

Item 3.  Defaults Upon Senior Securities.                                                                  14

Item 4.  Submission of Matters to a Vote of Security Holders.                                              14

Item 5.  Other Information.                                                                                15

Exhibits and Reports on Form 8-K.                                                                          15


PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                Bobby Allison Wireless Corporation and Subsidiary
                           Consolidated Balance Sheets


                                                                         September 30, 2000         December 31,
                                                                            (Unaudited)                1999
                                                                         ------------------         ------------

Assets:


Current:

  Cash............................................................             $  223,033              $ 624,869

  Accounts receivable, less allowance for doubtful accounts of
  $250,000 and $83,027............................................              3,402,808              2,427,639

  Related party receivable........................................                 58,500                    ---

  Prepaid expenses................................................                 64,845                 52,546

  Inventories.....................................................              3,420,468              2,606,907

  Deferred tax asset.............................................                  93,597                 31,000
                                                                                ---------              ---------

Total current assets..............................................              7,263,251              5,742,961
                                                                                ---------              ---------

 Leasehold improvements and equipment, at cost:...................              4,965,207              3,297,603

  Less accumulated depreciation...................................              1,269,070                699,902
                                                                                ---------              ---------

      Net leasehold improvements and equipment....................              3,696,137              2,597,701
                                                                                ---------              ---------


Other assets:

   Goodwill and other intangible assets, net of
   accumulated amortization of $181,300...........................                286,625                312,900



  Deferred tax asset .............................................                136,000                 64,000


  Deposits........................................................                 81,529                 51,456
                                                                                ---------              ---------


                            Total other assets                                    504,154                428,356
                                                                                ---------              ---------


                                                                             $ 11,463,542             $8,769,018
                                                                             ============             ==========

          See accompanying notes to consolidated financial statements.

                Bobby Allison Wireless Corporation and Subsidiary
                     Consolidated Balance Sheets, Continued

                                                                          September 30, 2000        December 31,
                                                                                (Unaudited)             1999
                                                                         ------------------         ------------


Current Liabilities:

  Accounts payable...................................................         $ 4,091,019           $ 3,521,170

  Accrued expense....................................................             941,422               901,053
  Income taxable payable.............................................             551,404                   ---

 Deferred income.....................................................             286,753               281,691

  Current maturities of long-term debt..............................            2,505,731               417,697

  Current maturities of related party long term debt.................              63,302                94,909
                                                                                ---------              ---------

        Total current liabilities....................................           8,439,631             5,216,520
                                                                                ---------              ---------
Long-term liabilities:

  Long-term debt, less current maturities............................              53,610             1,259,385

  Long-term related party debt, less current maturities..............              23,026                92,401
                                                                                ---------              ---------

        Total liabilities............................................           8,516,267             6,568,306
                                                                                ---------              ---------

Preferred stock:

  Series A convertible preferred stock, $1.00 par,  shares
  authorized 20; outstanding 15......................................             375,000               375,000

  Series B convertible preferred stock, $1.00 par, shares
  authorized 50; outstanding 50......................................           1,250,000             1,250,000
                                                                                ---------              ---------

        Total preferred stock........................................           1,625,000             1,625,000
                                                                                ---------              ---------


 Common stock, $.01 par; shares authorized 25 million;
 Outstanding 480,000.................................................               4,800                 4,800

  Series C convertible preferred stock, $1.00 par, shares authorized
  250; outstanding 40................................................           1,000,000               800,000

  Additional paid-in capital.........................................             205,365               205,365

  Retained earnings(deficit).........................................             112,110             (434,453)
                                                                                ---------              ---------

        Total stockholders' equity:..................................           1,322,275               575,712
                                                                                ---------              ---------
                                                                              $11,463,542           $ 8,769,018
                                                                              ===========           ===========

          See accompanying notes to consolidated financial statements.

                Bobby Allison Wireless Corporation and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              For the Three Months           For the Nine months
                                                              Ended September 30,            Ended September 30,
                                                              --------------------           -------------------

                                                                 2000           1999           2000           1999
                                                                 ----           ----           ----           ----

Revenues:

  Product Sales.......................................      $ 4,734,788     $1,964,907    $12,618,850    $ 4,788,521

  Activation commissions..............................        3,998,075        938,115      8,953,427      2,582,737

  Pager services......................................          320,048        247,836        951,945        694,011
                                                            -----------     ----------    -----------    -----------

  Total revenues......................................        9,052,911      3,150,858     22,524,222      8,065,269

  Cost of sales.......................................        2,965,505      1,166,505      7,829,641      2,907,003
                                                            -----------     ----------    -----------    -----------

  Gross Profit........................................        6,087,406      1,984,353     14,694,581      5,158,266
                                                            -----------     ----------    -----------    -----------

Operating expenses:

  Selling, general and administrative expenses........        4,945,768      1,687,160     12,671,369      4,451,574

  Depreciation and amortization.......................          249,198        124,425        595,443        240,116
                                                            -----------     ----------    -----------    -----------

  Total operating expenses............................        5,194,966      1,811,585     13,266,812      4,691,690
                                                            -----------     ----------    -----------    -----------

  Operating income....................................          892,440        172,768      1,427,769        466,576
                                                            -----------     ----------    -----------    -----------

Interest (expense) income:

  Interest expense....................................          (97,171)       (61,435)      (276,796)      (146,915)

  Interest income.....................................            1,418          3,921          6,011          9,967
                                                            -----------     ----------    -----------    -----------

  Interest (expense), Net.............................          (95,753)       (57,514)      (270,785)      (136,948)
                                                            -----------     ----------    -----------    -----------

Income before taxes on income.........................          796,687        115,254      1,156,984        329,628

Income tax expense....................................         (326,668)       (41,200)      (470,400)      (118,700)
                                                            -----------     ----------    -----------    -----------

Net income ...........................................          470,019         74,054        686,584        210,928

Preferred stock dividends.............................          (52,202)       (33,367)      (140,021)       (93,508)
                                                            -----------     ----------    -----------    -----------

Net income attributable to common stockholders........      $   417,817     $   40,687    $   546,563    $   117,420
                                                            ===========     ==========    ===========    ===========

Earnings per common share:

  Basic...............................................            $0.87          $0.08          $1.14          $0.24
                                                                  =====          =====          =====          =====

  Diluted.............................................            $0.54          $0.08          $0.80          $0.24
                                                                  =====          =====          =====          =====

Weighted average shares outstanding:

  Basic...............................................          480,000        480,000        480,000        480,000

  Diluted.............................................          871,660        480,000        856,646        480,000

          See accompanying notes to consolidated financial statements.

                Bobby Allison Wireless Corporation and Subsidiary
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        For the Nine months
                                                                                        Ended September 30,
                                                                                        -------------------

                                                                                     2000                1999
                                                                                     ----                ----

Cash flows from operating activities:

Net income ................................................................       $ 686,584            $210,928

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

    Depreciation and Amortization .........................................         595,443             240,116

    Debt discount amortization to interest expense.........................          89,040                 ---

    Cash provided by (used for):

        Accounts receivable................................................        (975,169)           (450,779)

        Related party receivable...........................................         (58,500)                ---

        Prepaid expenses...................................................         (12,299)           (160,914)

        Inventories........................................................        (813,561)           (257,340)

        Deferred taxes assets..............................................        (134,597)            118,700

        Accounts payable...................................................         569,849             732,377

        Income tax payable.................................................         551,404                 ---

        Deferred revenue...................................................           5,062             128,460

        Accrued expenses...................................................          40,369                (172)
                                                                                 ----------          ----------

Net cash provided by operating activities..................................         543,625             561,376
                                                                                 ----------          ----------

Cash flows from investing activities:

        Purchase of leasehold improvements and equipment...................      (1,667,604)         (1,026,658)

        Increase in deposits...............................................         (30,073)            (23,778)
                                                                                 ----------          ----------

Net cash used for investing activities.....................................      (1,697,677)         (1,050,436)
                                                                                 ----------          ----------

Cash flows from financing activities:

        Payments in long-term debt.........................................        (207,763)                ---

        Proceeds from issuance of preferred stock..........................         200,000             250,000

        Preferred Stock dividends..........................................        (140,021)            (93,508)

        Proceeds from line of credit.......................................         900,000             382,555

        Repayment of convertible debt......................................             ---            (125,000)
                                                                                 ----------          ----------

Net cash provided by financing activities..................................         752,216             414,047
                                                                                 ----------          ----------

Net increase (decrease) in cash:...........................................        (401,836)            (75,013)

Cash, beginning of period..................................................         624,869             125,155
                                                                                 ----------          ----------

Cash, end of period........................................................      $  223,033          $   50,142
                                                                                 ==========          ==========

Supplemental cash flow information:

        Cash paid for interest.............................................      $  276,796          $  146,915
                                                                                 ==========          ==========

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                  (Notes to Consolidated Financial Statements)

Summary of Significant Accounting Policies.

         Basis of Presentation

         The unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-QSB and therefore do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain items included in these statements are based upon management estimates. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for fair presentation. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results expected for the fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31,1999. See Note 1 to those financial statements for a discussion of the re-capitalization and merger with Bobby Allison Cellular Systems of Florida, Inc.

         Certain items have been reclassified in the 1999 financial statements to conform to the 2000 presentation.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Bobby Allison Wireless Corporation and its wholly-owned subsidiary (the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

         Earnings Per Common Share

         Basic EPS is calculated by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period without consideration for potential common shares. Potential common shares were not included for the periods ended September 30, 1999 since their effects are anti-dilative under the treasury stock method for options and warrants and if-converted method for convertible preferred stock.

         Store Property and Development Costs

         Costs incurred prior to the opening of a store and certain costs related to the implementation of corporate sales programs are capitalized and amortized over a period of twelve months starting with the month of commencement of such programs and new stores.

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognized income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, on interpretation of APB Opinion No.25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position or results of operations.

         During the fourth quarter of 1999, the Securities and Exchange Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The provisions of SAB No. 101 are required to be adopted no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management believes that SAB No. 101 does not materially alter the Company's revenue recognition methods.

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

         Contingencies

         On or about September 14, 2000, the Company filed a complaint in Circuit Court in Pinellas County Florida, seeking the reforming of a contract with Powertel to include oral agreements alleged to have been made between the Company and Powertel. The Company has recorded $482,000 in commissions which are in dispute. The Company is awaiting a response and has reserved for potential costs in the third quarter.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

General

         The Company, headquartered in Largo, Florida, is an enclosed regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer which, as of September 30, 2000, has 85 sales locations including 41 in-line stores, 40 kiosks, and 4 retail merchandising units or RMU's (like kiosks, but smaller). The Company's products cover a broad assortment of over 600 stock-keeping units. The Company also offers a wide range of service plans offered by five service providers, AT&T Wireless Services, BellSouth, Nextel, Powertel, SunCom and two paging carriers.

         In 1999, the Company expanded its operation beyond the State of Florida into Georgia, South Carolina, North Carolina, Virginia and Tennessee. In 2000, the Company has continued to expand in these states and has plans to expand into the States of Alabama and Maryland and the District of Columbia. The Company's expansion plans are dependent upon, among other things, obtaining additional capital whether in the form of debt or equity. The Company has not currently obtained the necessary financing but is currently seeking such financing. However, there is no assurance that the Company will be able to obtain the necessary financing, or if available, that such financing will be on terms acceptable to the Company. As a result, the Company may be unable to complete its expansion plans or such plans may be substantially delayed.

Sources of Revenue

         The Company's revenues are generated principally from three sources in one business segment:

         Product Retail Sales. Product retail sales involve the sale through the Company's sales locations and e-commerce web-site of cellular, and pager wireless products such as phones and pagers and related accessories such as batteries, chargers, carrying cases and hands-free kits. For the nine months ended September 30, 2000, retail sales represented approximately 56% of the Company's revenues and 37% of the Company's gross profit. Since the customer makes payment at the cash register or by credit card on the e-commerce web site, retail sales do not produce any account receivables. The e-commerce web site was launched in January 2000 and its sales to date have been immaterial. At this time, the Company is unable to determine how much, if any, contribution the e-commerce web site will have on the Company's financial results.

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

         AT&T Wireless Services is the Company's largest carrier with which the Company has a generally exclusive relationship in the Central and South Florida markets pursuant to an agreement which expires on December 1, 2000. On October 24, 2000, the Company renewed the agreement for an additional two years as a non-exclusive multi-market dealer agreement. Outside of Central and South Florida the Company has non-exclusive carrier contracts with one or more of either AT&T Wireless Services, BellSouth, Nextel, Powertel or SunCom. For the nine months ended September 30, 2000, activation income represented approximately 40% of the Company's revenues, approximately 61% of the Company's gross profits and approximately 75% of the Company's accounts receivables of which AT&T Wireless Services accounted for approximately 47%.

         The Company does not receive any residual commissions or income under any of its contracts for wireless activations and such residual commissions are generally uncommon today. However, the Company does currently sell prepaid PCS services several carriers. Prepaid service involves not only the sale of a telephone and its activation as with regular service but also includes the sale of a phone card representing a specific allotment of minutes. The prepaid service is particularly attractive to those persons who have poor credit and are unable to receive approval for a service contract as well as for parents purchasing service for their children and wish to control their usage. Once the prepaid minutes expire, the phone will not operate until the card is renewed or, if lost, a new card is purchased. The Company receives a commission each time a prepaid card is renewed or a new card is purchased. As a consequence, although not a traditional residual commission, prepaid service creates an opportunity for the Company to have a recurring revenue stream with respect to each prepaid user. Based on the Company's research of prepaid service, the Company believes that, on average, each prepaid customer renews or purchases a phone card every 8 days.

         The Company also records income received from carriers related to market development activities as activation income when all provisions in the related agreements have been fulfilled and the right to retain amounts received have vested with the Company.

         Pager Services. Pager services include activation commissions as well as residual payments on pagers. Pager residual payments are received for the pager airtime that the Company buys wholesale from paging carriers and then resells to individuals and small businesses. The Company sells pager services for two pager carriers. For the nine months ended September 30, 2000, pager services represented approximately 4.0% of the Company's revenues and 2.0% of the Company's gross profit.

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

Results of Operations

         The following table sets fourth certain selected income statement data of the Company expressed as a percentage of net sales:

                                                               For the Three Months          For the Nine months
                                                                Ended September 30            Ended September 30
                                                               --------------------          -------------------

                                                                2000           1999           2000          1999
                                                                ----           ----           ----          ----

Total Revenue..........................................        100.0%         100.0%         100.0%        100.0%

Cost of Sales..........................................         32.8%          37.0%          34.8%         36.0%

Gross Profit...........................................         67.2%          63.0%          65.2%         64.0%

Selling, General and Administrative Expenses (Excluding         54.6%          53.5%          56.1%         55.2%
Depreciation)..........................................

Depreciation and Amortization..........................          2.7%           3.9%           2.8%          3.0%

Operating Income.......................................          9.9%           5.6%           6.3%          5.8%

Interest Expense.......................................          1.1%           1.8%           1.2%          1.7%

Income Tax Expense.....................................          3.6%           1.3%           2.1%          1.5%

Net Income.............................................          5.2%           2.5%           3.0%          2.6%


Comparison of the Three Months ended September 30, 2000 to the Three Months Ended September 30, 1999

         Total Revenue. Total Revenue was $9,052,911 for the three months ended September 30, 2000 as compared to $3,150,858 for the three months ended September 30, 1999 or an increase of $5,902,053 or 187%. This increase reflects the increase in sales location count from 46 to 85 sales locations. Comparable sales location sales for the three months ended September 30, 2000 increased by $846,663 or approximately 31% as compared to the three months ended September 30, 1999. Comparable stores sales include only sales locations owned and operated by the Company since July 1, 1999. The Company operated 85 stores at September 30, 2000, 28 of which had then been owned and operated since July 1, 1999. See "-Sources of Revenue."

         Gross Profit. Gross profit was $6,087,406 for the three months ended September 30, 2000 as compared to $1,984,353 for the three months ended September 30, 1999 or an increase of $4,103,053 or 207% largely reflecting the increase in stores operated during the three months ended September 30, 1999. Gross profit as a percentage of net sales increased from 63.0% in the three months ended September 30, 1999 to 67.2% in the three months ended September 30, 2000.

         In December 1998, a major carrier converted $262,062 owed by the Company to a market development funds payment. In January 1999, the Company received additional market development funds of $200,000 from this carrier under the same agreement. The Company recorded the market development funds as deferred income because the Company would have had to repay all $462,062 if the Company had terminated its relationship with such carrier before December of 1999 and will have to repay one-half or $231,031 if the Company terminates its relationship with such carrier before December of 2000. Consequently, the Company recognized $231,031 as activation income on November 30, 1999 and expects to recognize the remaining $231,031 as activation income on November 30, 2000. In the quarter ended September 30, 2000, the Company also accrued $602,075 in market development funds due from a carrier which will be used to fund the Company's continued expansion into Georgia, North Carolina and South Carolina. No comparable income was received in the quarter Ended September 30, 1999.

         Operating Expenses. Selling, general and administrative expense was $4,945,768 for the three months ended September 30, 2000 as compared to $1,687,160 for the three months ended September 30, 1999 or an increase of $3,258,608 or approximately 193%, largely as a result of the Company's store expansion. Corporate headquarter's expenses, included therein, increased due primarily to increased costs necessitated by the Company's growth and anticipated future growth including, but not limited to, the opening of a new larger corporate headquarters, support and training, advertising and marketing and merchandising and allocation/distribution.

         Net Interest Expense. Net interest expense was $95,753 for the three months ended September 30, 2000 as compared to $57,514 for the three months ended September 30, 1999 or a increase of $38,239 or 66% due to higher average borrowings outstanding during 2000 versus 1999. The borrowing outstanding at September 30, 2000 was $2,645,669 as compared to $993,392 at September 30, 1999.

         Net Income/Loss. The Company had net income of $470,019 for the three months ended September 30, 2000 as compared to net income of $74,054 for the three months ended September 30, 1999 or an increase of $395,965, primarily as a result of the Company's store expansion, partially offset by increased operating expenses and interest costs.

Comparison of the Nine months ended September 30, 2000 to the Nine months Ended September 30, 1999.

         Total Revenue. Total Revenue was $22,524,222 for the nine months ended September 30, 2000 as compared to $8,065,269 for the nine months ended September 30, 1999 or an increase of $14,458,953 or 179%. This increase reflects the increase in sales location count from 46 to 85 sales locations. Comparable sales location sales for the nine months ended September 30, 2000 increased by $1,863,961 or approximately 28.1% as compared to the nine months ended September 30, 1999. Comparable stores sales include only sales locations owned and operated by the Company since January 1, 1999. The Company operated 85 stores at September 30, 2000, 28 of which had then been owned and operated since January 1, 1999. See "-Sources of Revenue."

         Gross Profit. Gross profit was $14,694,581 for the nine months ended September 30, 2000 as compared to $5,158,266 for the nine months ended September 30, 1999 or an increase of $9,536,315 or 184% largely reflecting the increase in stores operated during the nine months Ended September 30, 1999. Gross profit as a percentage of net sales increased from 64.0% in the nine months ended September 30, 1999 to 65.2% in the nine months ended September 30, 2000.

         In December 1998, a major carrier converted $262,062 owed by the Company to a market development funds payment. In January 1999, the Company received additional market development funds of $200,000 from this carrier under the same agreement. The Company recorded the market development funds as deferred income because the Company would have had to repay all $462,062 if the Company had terminated its relationship with such carrier before December of 1999 and will have to repay one-half or $231,031 if the Company terminates its relationship with such carrier before December of 2000. Consequently, the Company recognized $231,031 as activation income on November 30, 1999 and expects to recognize the remaining $231,031 as activation income on November 30, 2000. In the nine months ended September 30, 2000, the Company also accrued $1,167,575 in market development funds due from a carrier which will be used to fund the Company's continued expansion into Georgia, North Carolina and South Carolina. No comparable income was received in the nine months Ended September 30, 1999.

         Operating Expenses. Selling, general and administrative expense was $12,671,369 for the nine months ended September 30, 2000 as compared to $4,451,574 for the nine months ended September 30, 1999 or an increase of $8,219,795 or approximately 185%, largely as a result of the Company's store expansion. Corporate headquarter's expenses, included therein, increased due primarily to increased costs necessitated by the Company's growth and anticipated future growth including, but not limited to, support and training, advertising and marketing and merchandising and allocation/distribution. Depreciation and amortization expense was $595,443 for the nine months ended September 30, 2000 as compared to $240,116 for the same period in 1999, or an increase of $355,327 resulting from the increase in leasehold improvements and equipment from store expansion.

         Net Interest Expense. Net interest expense was $270,785 for the nine months ended September 30, 2000 as compared to $136,948 for the nine months ended September 30, 1999 or a increase of $133,837 or 98% due to higher average borrowings outstanding during 2000 versus 1999. The borrowing at September 30, 2000 was $2,645,669 as compared to $993,392 at September 30, 1999.

         Net Income/Loss. The Company had net income of $686,584 for the nine months ended September 30, 2000 as compared to net income of $210,928 for the nine months ended September 30, 1999 or an increase of $475,656 or 225%, primarily as a result of the Company's store expansion.

Liquidity and Capital Resources

         The Company had a $1,176,380 working capital deficit at September 30, 2000 compared to working capital of $526,441 at December 31, 1999. This decrease in working capital was due primarily to the reclassification of one of the Company's lines of credit to a current liability as it now matures within 12 months on January 31, 2001. Further, this same line of credit was increased to $1.9 million on May 25, 2000. In addition, the Company had accrued income tax liability of $551,404.

         On February 24, 1999, the Company consummated (i) a term loan from SouthTrust Bank in the amount of $350,000 and (ii) a line of credit with SouthTrust Bank by which the Company may borrow up to a maximum of $500,000 for working capital. The term loan is amortized over 3 years at a rate of 8.5% per annum. The line of credit has revolving payment terms, is due upon demand and bears interest at prime plus 1% (10.5% as of September 30, 2000). Both the term loan and the line of credit are secured by a first position on substantially all of the Company's assets, primarily inventory and accounts receivables.

         On November 19, 1999, the Company secured a revolving note loan from Colonial Bank by which the Company may borrow up to $1 million, which was extended, to $1,500,000 on February 23, 2000 and again to $1,900,000 on May 25, 2000. The note is due January 31, 2001 and bears interest at the Colonial Bank Base Rate as determined from time to time. The note is secured by a second position on the Company's assets and, up to $1 million, by the guarantees of certain shareholders.

         On April 10, 2000, the Company issued eight shares of Series C Convertible Preferred Stock for $25,000 each. The stock pays dividends at 7.0% semi-annually. This issuance brings the total outstanding Series C preferred to 40 shares.

         The Company's net cash provided by operating activities for the nine months ended September 30, 2000 was $543,625 as compared to net cash provided by operating activities of $561,376 for the nine months ended September 30, 1999. The net cash used in investing activities totaled $1,697,677 for the nine months ended September 30, 2000 related primarily to the purchase of leasehold improvements and equipment required to support new store growth. The net cash provided by financing activities totaled $755,216 for the nine months ended September 30, 2000 and related primarily to the additional borrowings under the Company's $1.9 million line of credit and proceeds from the issuance of preferred stock.

         The Company believes it can satisfy its cash demands during the next 12 months out of internally generated cash flow. In this regard, the Company is negotiating with Colonial Bank to extend the maturity date beyond January 31, 2001 and, in the alternative, in negotiating with various lenders to replace this debt. There is no assurance that the Company can accomplish either plan. In addition, in order to proceed with the Company's proposed growth plans, the Company will need to raise substantial additional capital through the issuance of securities and/or the procurement of additional bank or other debt. There is no assurance that the Company will be able to find a purchaser for its securities or, if a purchaser is found that an adequate price for the Company's securities can be obtained or that the Company's shareholders will not be diluted by any such issuance. Furthermore, there is no assurance that the Company will be able to procure any additional debt financing, or if available, that such debt will be on terms acceptable to the Company.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

           a) On or about September 14, 2000, the Company filed a complaint in Circuit Court in Pinellas County Florida, seeking the reforming of a contract with Powertel to include oral agreements alleged to have been made between the Company and Powertel. The Company has recorded $482,000 in commissions which are in dispute. The Company is awaiting a response and has reserved for potential costs in the third quarter.

           b) The Company knows of no other material pending legal proceedings to which the Company or its subsidiary is a party on or of which any of their property is the subject other then routine litigation incidental to the Company's business.

Item 2.  Changes in Securities.

               Not applicable

Item 3.  Defaults upon Senior Securities.

               Not applicable

Item 4.  Submission of Matters to Vote of Security Holders.


Item 5.  Other Information.

               None

Item 6.  Exhibits and Reports on Form 8-K.

         (1)   Exhibits:

                  Exhibit 10.1 Employment Agreement between the Company and William L. McMahon

                  Exhibit 27.  Financial Data Schedule

         (1)      Reports on Form 8-K:
               None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date:   November 14, 2000                     BOBBY ALLISON WIRELESS CORPORATION


                                              /s/ William L. McMahon
                                              ------------------------
                                              Name: William L. McMahon
                                              Title: Chief Financial Officer