Form 10KSB
period 2000-12-31
BOBBY ALLISON WIRELESS CORP
filed 2001-04-17
CIK 1021294

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[Mark One]

[X]      Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000, or

[ ]      Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from             to            .
                                                    -----------    -----------
Commission File Number: 000-22251

                       BOBBY ALLISON WIRELESS CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Florida                                           65-0674664
-----------------------                     ------------------------------------
(State of Incorporation                     (I.R.S. Employer Identification No.)
 or organization)

1200 Starkey Road, Suite 105, Largo, Florida                  33771
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

Yes    [X]        No     [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for the most recent fiscal year. $33,571,034.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. N/A (Not traded and no price determination with past 60 days)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes    [ ]        No     [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 480,000 shares of Common Stock, par value $.01 per share, as of March 31, 2001.

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

         (viii) Amendment No. 1 to the Bobby Allison Wireless Corporation Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

         (ix) The Bobby Allison Wireless Corporation Annual Report on Form 10-KSB for the year ended December 31, 1998 (Commission File No. 000-22251), is incorporated in reference to Part III of this report.

         (x) Amendment No. 1 to the Bobby Allison Wireless Corporation Annual Report on Form 10-KSB for the year ended December 31, 1998 (Commission File No. 000-22251), is incorporated in reference to Part III of this report.

         (xi) The Bobby Allison Wireless Corporation Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

         (xii) The Bobby Allison Wireless Corporation Current Report on Form 8-K for the event occurring on November 19, 1999 (Commission File No. 000-22251), is incorporated in reference to Part III of this report.

         (xiii) The Bobby Allison Wireless Corporation Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-22251), is incorporated by reference to Part III of this report.

         (xiv) The Bobby Allison Wireless Corporation Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 (Commission File No. 000-22251) is incorporated by reference to Part III of this report.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Bobby Allison Wireless Corporation (together with its subsidiary, the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company herein or which are made orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "plans," "intends," "expects," "estimated," "projection," and "outlook" are not historical facts and accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following factors: risks associated with rapid growth and necessary financing therefor, the Company's ability to successfully compete, dependence on carriers, technological change and inventory obsolescence, dependence on key personnel and other risk factors that may emerge from time to time. It is not possible for management to predict all of such factors or to assess the effect of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

THE COMPANY

         General

         Bobby Allison Wireless Corporation is a Florida corporation (the "Company") and operates through its wholly owned subsidiary, Bobby Allison Wireless, Inc., a Florida corporation ("BAW"). Hereinafter, where appropriate, the "Company" shall also refer to the Company and BAW collectively. The Company, headquartered in Largo, Florida, is an enclosed regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer. As of March 31, 2001, the Company operated 91 sales locations consisting of 47 in-line stores, 41 kiosks and 3 retail merchandise units or RMUs (like kiosks but smaller) under the name of either "Bobby Allison Cellular & Pager" or "Bobby Allison Wireless". The Company also operates an e-commerce web-site under the name "bobbyallisonwireless.com" located at "www.bobbyallisonwireless.com". All of the Company's sales locations are located in regional malls throughout various South East and Mid-Atlantic states. Since the Company is headquartered in and began operations in Florida, the majority of its sales locations (47 as of March 31, 2001) are in the State of Florida. However, beginning in 1999, the Company has expanded outside of the State of Florida into the States of Georgia (16), South Carolina (6), North Carolina (6), Virginia (4), Tennessee (9), Alabama (1) and Missouri (2) and plans to continue expansion into the States of Maryland, Texas and Louisiana and the District of Columbia.

         The Company retails cellular and/or personal communication system ("PCS") wireless telephone services for each of AT&T Wireless Services, Cingular, Nextel, Powertel and SunCom and is authorized to sell each of their services in the following markets:

                           Carrier                                                 Current Operating Markets
         ----------------------------------------------                         -------------------------------
         AT&T Wireless Services (national agreement)(*)                         Florida/Georgia/North Carolina
         Cingular (national agreement)                                          Florida/Georgia/Tennessee
         Nextel                                                                 Georgia
         Powertel(**)                                                           Tennessee/Georgia/North Florida
         Triton (SunCom)                                                        North Carolina/South
                                                                                Carolina/Virginia
         VoiceStream(**)                                                        Florida/Washington DC

         ----------------

         (*) AT&T Wireless Services is the Company's largest carrier with which the Company had a generally exclusive relationship with AT&T Wireless Services in the Central and South Florida markets until such agreement was renewed as a nonexclusive relationship effective December 1, 2000. The Company began offering Cingular on March 1, 2001 and expects Cingular to also be a substantial carrier for the Company.

         (**)     Announced intention to merge.

The Company also retails pager services and the associated products and accessories to cellular, PCS and pager services. For the year ended December 31, 2000, the Company was the largest independent specialty retailer of AT&T Wireless Services' cellular service in the State of Florida accounting for over 15% of AT&T Wireless Services' activations in the State of Florida. Correspondingly, as discussed below, AT&T Wireless Services' activations have represented the largest source of the Company's activation revenues since its inception through 2000. The Company's revenues are generated principally from three sources in one business segment. These sources are, in the order of largest to smallest revenue contribution, product retail sales, wireless telephone activation income, and pager services.

         Sources of Revenue

         Product Retail Sales. Product retail sales involve the sale through the Company's sales locations and e-commerce web-site of cellular, and pager wireless products such as phones and pagers and related accessories such as batteries, chargers, carrying cases and hands-free kits. For the year ended December 31, 2000, retail sales represented approximately 53% of the Company's revenues and 29% of the Company's gross profit. The Company also sells accessories under its own label upon which its average gross margin is 75%. Retail sales do not produce any accounts receivables as the customer makes immediate payment at the cash register or on the e-commerce web site. The e-commerce web-site was launched January 2000 with a minimal capital investment and to date its sales have been immaterial. Furthermore, the Company does not expect the e-commerce web-site to ever make a material contribution to the Company's financial results but will maintain the site for customer convenience and to complement the Company's more traditional distribution channels in regional malls.

         Wireless Telephone Activation Income. Wireless telephone activation income is paid by the carriers and consists primarily of activation commissions for selling carrier service plans and market development funds to assist the Company in developing the markets in which it sells the carrier's services. The amount of the activation commission and market development funds paid by carriers is based upon the service plan offered by and the service agreement with each carrier. New subscription activation commissions booked as accounts receivables and are fully refundable if the subscriber cancels its subscription prior to completion of a minimum period of continuous active service which ranges from 90 to 180 days depending upon the carrier. Customers generally sign a service agreement with the Company that the customer will reimburse the Company for lost activation commissions in the event of the early cancellation of service. The Company accrues for estimated deactivation losses, net of cancellation fees, by creating a reserve against accounts receivable. The reserve is reflective of the Company's historical cancellation experience.

         AT&T Wireless Services is the Company's largest carrier with which the Company had a generally exclusive relationship in the Central and South Florida markets until the dealer agreement was renewed for a two year term as a nonexclusive relationship effective December 1, 2000 thereby allowing the Company to sell the service of other carriers in the Central and South Florida markets. Beginning March 1, 2001, the Company began selling Cingular in such markets pursuant to a non-exclusive agreement entered into in August 2000. The Company also has nonexclusive carrier contracts with Nextel, Powertel, SunCom and VoiceStream. For the year ended December 31, 2000, activation income represented approximately 43% of the Company's revenues, approximately 67% of the Company's gross profits and essentially all of the Company's accounts receivables (AT&T Wireless Services accounted for approximately 28%, 44% and 43%, respectively). See "-Carrier and Pager Agreements."

         The Company does not receive any residual commissions or income under any of its contracts for wireless activations and such residual commissions are generally uncommon today. However, the Company does currently sell prepaid PCS service for Powertel and AT&T Wireless Services and is negotiating to sell prepaid services for Cingular. Prepaid service involves not only the sale of a telephone and its activation as with regular service but also includes the sale of a phone card representing a specific allotment of minutes. The prepaid service is particularly attractive to those persons who have poor credit and are unable to receive approval for a service contract as well as for persons such as parents who wish to purchase service for their children but also wish to control their usage. Once the prepaid minutes expire, the phone will not operate until the card is renewed or, if lost, a new card is purchased. The Company receives a commission each time a prepaid card is renewed or a new card is purchased. As a consequence, although not a traditional residual commission, prepaid service creates an opportunity for the Company to have a recurring revenue stream with respect to each prepaid user.

         The Company also records income received from carriers related to market development activities as activation income when all provisions in the related agreements have been fulfilled and the right to retain such amounts received become vested with the Company. Market development funds are monies paid by carriers to the Company to assist in developing markets in areas where carriers offer service. The Company expects to continue to earn market development funds in 2001.

         Pager Services. Pager services include service commissions as well as residual payments on pagers. Pager residual payments are received for the pager air time that the Company buys wholesale from paging carriers and then resells to individuals and small businesses. The Company sells pager services for several pager carriers. For the year ended December 1, 2000, pager services represented approximately 4% of the Company's revenues and 4% of the Company's gross profit.

         The Company was incorporated in April 1996 as "2Connect Express, Inc." and operated as a one-stop specialty retailer of communication-related products and services under the name "2Connect, America's Total Communication Store" and was an authorized dealer for, among others, BellSouth Mobility. In January of 1998, the Company filed a voluntary petition for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court, Southern District of Florida and closed 9 of its 10 sales locations leaving in operation only its Coral Square Mall location. The Company emerged from bankruptcy on October 27, 1998 after confirmation of its Plan of Reorganization and entering into an agreement to merge with Bobby Allison Cellular Systems of Florida, Inc. a/k/a Bobby Allison Cellular and Pager, a Florida corporation and specialty retailer of wireless communications products and services ("BAC"). Effective December 31, 1998, BAC merged with and into BAW which was then known as 2Connect Acquisition Corp. and formed as a subsidiary of the Company for the sole purpose of the merger. As of the time of the merger, BAC had approximately 23 regional mall-based sales locations and operated the Company's location at Coral Square Mall pursuant to a Management Agreement. Consequently, immediately after the merger, the Company (as combined with BAC) grew from 1 to 24 regional mall-based sales locations making the Company again operational. As a result of the merger, the two shareholders of BAC (i) received approximately 73% of the outstanding common stock of the Company, par value $.01 per share ("Common Stock"), but which, assuming conversion of all of the Company's outstanding convertible preferred stock and the exercise of all outstanding stock options, would be diluted to just slightly below 50%, (ii) became two of the three members of the Board of Directors and
(iii) became the new executive officers of the Company. For a detailed description of the Company's history and the bankruptcy, please see "History of the Company", "History of Bobby Allison" and "The Merger" below.

         Business Strategy and Concept

         The Company's business concept is based primarily on (i) customer service and satisfaction (ii) an enclosed regional mall real estate strategy and
(iii) partnerships with high quality established equipment and service providers in the marketplace. The Company believes its business concept differentiates its sales locations from its competitors and offers its customers a superior shopping experience as a result of the following factors:

         One-Stop Wireless Shopping. The Company provides customers with a number of options among the leading service providers and equipment manufacturers in the wireless communications industry as well as a wide array of related products and accessories. These options allow the Company to tailor various service plans to fit the customer's needs including traditional credit plans, prepaid plans and plans that cover a range of monthly costs, minute usage options, long distance options, roaming options, shared minutes and multi-user plans.

         Strong Carrier Relationships. The Company believes that its affiliation with leading carriers in each area provides customers top quality service in their market at attractive values, including single rate plans without long distance and roaming charges and geographic coverage among the best in the U.S.

         Regional Enclosed Mall Locations. The Company's sales locations are conveniently located in high traffic regional malls with no strip center sales locations. The Company uses in-line, kiosk, and retail merchandising units for maximum flexibility to place its sales locations in the top enclosed regional malls and the best possible locations within those malls.

         Proven Effective Sales Location Design and Layout. The Company's sales locations are designed for visual appeal and functionality in terms of product presentation and customer service. The presentations allow customers to sample products and services and to be instructed by sales personnel in the use and application of our products and services while in a familiar and friendly shopping environment.

         Quality Personnel. The Company seeks to attract and retain customers through high quality service and knowledge about the services and products. The Company attracts, develops and motivates associates through aggressive training, competitive compensation, incentives, career path management and advancement opportunity.

         Customer Support and Competitive Pricing. The Company provides its customers with support even after the sale is made. From basic to sophisticated products and services, the process is made simple for the customer as a user of wireless technology and thus cultivating such customers as long-term subscribers. The Company offers competitive pricing when compared to other enclosed regional mall based specialty retailers while providing unparalleled customer service.

         Proprietary and Strategic Name. The Company licenses use of the name "Bobby Allison" through a license agreement with Mr. Bobby Allison, the renowned NASCAR driver. The "Allison" name is well known in the fast growing national sport of NASCAR and the Company believes that it creates name recognition and trust.

         Growth and Expansion

         Beginning in 1999, the Company has expanded its existing operations outside of the State of Florida in the States of Georgia, South Carolina, North Carolina, Virginia, Tennessee, Missouri and Alabama. The Company plans to continue to expand in those states as well as expand into the States of Maryland, Texas and Louisiana and the District of Columbia. The Company is currently negotiating with malls in these areas and as the Company's critical mass has grown, the Company has become better able to negotiate and compete for high quality mall space. Furthermore, it is estimated that there are over 70 independently operated small "mom & pop" wireless businesses in the Company's existing market areas any of which may be a possible acquisition candidate. However, the Company's expansion plans depend upon, among other things, obtaining substantial additional financing in the form of debt and/or equity over each of the next several years before it expects to sustain anticipated growth through internally generated cash flow. The Company has experienced significant difficulty over the past two years obtaining adequate financing to support its growth. The Company has worked with several commercial banks attempting to develop a substantial alliance with a commercial lender and to date has been unable to develop an adequate commercial banking relationship. On February 21, 2001, the Company entered into a letter agreement with a widely-known regional investment banking firm who has a particular expertise in the wireless space and who is currently assisting the Company to structure a private placement to certain institutional and other accredited investors. However, no capital has yet been raised and there is no assurance that such investment banker will be able to obtain the necessary financing, or if available, that such financing will be on terms acceptable to the Company. As a result, the Company may have to halt or substantially delay its expansion plans.

         Industry Overview

         The wireless communications industry has grown substantially in recent years. Cellular telephone service has been one of the fastest growing markets within the industry. According to Deutsche Banc Alex Brown, the U. S. wireless market will grow from 81 million subscribers at the end of 1999 to 253 million subscribers by 2007, or a penetration rate in excess of 80%. According to J. D. Powers & Associates, the average monthly minutes used per wireless telephone subscriber increased from 199 minutes in 1998 to 242 minutes in 1999. Further, Dataquest estimates that the U.S. Wireless data market will grow from 3 million subscribers in 2000 to 36 million in 2003. According to a 2000 study by IDC, the top four carriers, Verizon Wireless, Cingular Wireless, AT&T Wireless Services and Sprint PCS have 78.5% of the service revenue. The company sells services for two of the top 4 carriers. See "-Carrier Agreements" and "-Business Strategy and Concept."

         The expected growth rates referenced above are being offset as the wireless carriers continue to suffer high customer churn resulting from intense competition for market share. Subscriber loyalty is low and subscribers routinely switch carriers in search of the best price, digital roaming features and coverage. Customer churn is defined as the number of wireless subscribers that switch carriers (in-system churn) or disconnect from wireless service altogether (out-system churn) as a percentage of the total subscriber base on wireless systems. According to IDC, customer churn is expected to increase from $17.7 million in 1998 to nearly 64 million in 2003 representing an expected cumulative annual growth rate (CAGR) of 29.1%, the majority of which is expected to be in-system churn. While the growth of customer churn is expected to present certain issues for carrier market share, the Company believes that customer churn provides enhanced sales opportunities beyond forecasted industry growth and may allow the Company the opportunity to grow at a rate above that of the overall industry.

         Typical Retail Transactions

         Cellular and PCS. In a typical cellular or PCS retail transaction, a customer subscribes for service with the carrier such as AT&T Wireless Services, Cingular or SunCom and purchases a telephone for which there is a gross profit of approximately 30-40% to the Company. The Company also receives an activation commission from the carrier. The Company supplements its cellular phone sales with wireless accessories, such as batteries, chargers, carrying cases and hands-free kits, which generate an average gross margin of approximately 75% for the Company, including its own label accessories, Bobby Allison Accessories.

         Paging. In a typical paging retail transaction, the customer buys a pager and three months of service for one price. Alternatively, a customer can simply purchase a pager at full retail price. In each case, the customer's initial payment exceeds the cost of the pager.

         Advertising and Marketing

         The Company's enclosed regional mall-based real estate strategy generally generates sufficient walk-by traffic to support satisfactory sales levels without significant advertising campaigns. However, the Company engages in some advertisement in its market areas through television, radio and print advertisements featuring Bobby Allison, the renown NASCAR driver. Pursuant to the Company's license agreement with Bobby Allison, Bobby Allison is obligated during each year to make eight (8) personal appearances such as a store grand opening and devote forty-eight (48) hours of his time to advertising for the Company such as the production of a television, radio or print advertisement. See "Proprietary Information". Also, the Company earns co-operative advertising credits for the sales of cellular phone service plans from its primary carriers and utilizes these allowances for pre-opening advertising to promote new stores. In addition, the Company's marketing department develops attractive and informative in-store signage programs, which invites mall traffic into the stores.

         Carrier and Pager Agreements

         The Company's sales locations offer cellular and PCS wireless telephone services and paging services pursuant to carrier agreements with each of AT&T Wireless Services, Arch Paging, Cingular, Nextel, Powertel, Priority Paging, Triton PCS d/b/a SunCom and VoiceStream. The Company sold AT&T Wireless Services' cellular telephone service in Central and Southern Florida pursuant to a generally exclusive carrier agreement with AT&T Wireless Services which was renewed for a term of two years on December 1, 2000 on a nonexclusive basis. The renewed agreement provides that the minimum period of continued activation must be 180 days. On August 18, 2000, the Company entered into a nationwide non-exclusive agreement with Cingular for a term of two years which service was rolled out fully on March 1, 2001. The Cingular agreement provides that the minimum period of continuous activation must be 90 days.

         Each of the Company's carrier agreement with Powertel and Triton PCS d/b/a SunCom grants the Company the right to sell their services in all markets nationwide serviced by Powertel and Triton PCS d/b/a SunCom and expire in 2002. Powertel services markets throughout Alabama, Georgia and Tennessee. Triton PCS is licensed to use the AT&T Wireless name under SunCom in geographic areas in the South-East and Mid-Atlantic which are not serviced by AT&T Wireless Services directly. Consequently, SunCom's market area cannot overlap with AT&T Wireless Services' market area and are thus primarily non-metropolitan. The Company's agreement with SunCom calls for SunCom to pay approximately $1 million in market development funds to the Company for the development of 21 sales locations in SunCom's markets by March 2001. To date, the Company has completed 14 of such locations and executed 3 new leases. The original deadline of March 2001 for completion of these sales locations has been extended until 45 days after the Company receives additional financing. SunCom was the exclusive carrier in these such sales locations until March 2001. While the Company has the right to sell Powertel and SunCom throughout such carriers' service area, the Company currently only sells such service in certain of their sales locations in the States of Florida (northern Florida only), Georgia, South Carolina, North Carolina, Virginia and Tennessee.

         The Company's carrier agreement with Nextel is a nonexclusive agreement limited to the Georgia market only and which expires in 2001.

         The Company generally receives activation commissions based on the number of subscribers enlisted and the volume of activations. While management believes that a canceled carrier agreement could likely be replaced with an agreement with one of the carrier's competitors including PCS carriers, due to the fact that the Company receives substantial activation commissions from AT&T Wireless Services and expects to receive substantial activation commissions from Cingular, the cancellation or non-renewal of the AT&T Wireless Services carrier contract and/or the Cingular carrier contract could have a significant effect on the Company's financial condition and results of operations. The Company is also a reseller of paging services, buying blocks of paging time from paging carriers at a substantial discount and reselling paging services to its customers. The Company's paging carrier agreements are generally for a term of one year which automatically renews for successive one year terms unless terminated by either party before such renewal. Paging customers are charged a monthly fee for local service and additional fees for service in other markets.

         Suppliers

         The Company purchases its inventory from a variety of sources, such as suppliers, carriers and other large wholesale distributors. The Company purchases all of its inventory through a centralized purchasing department that tracks the inventory needs of each of its stores. The Company deals with its suppliers on an order-by-order basis and seeks to find the lowest price with quantity discounts. The purchasing department negotiates payment terms, vendor financing of inventory and merchandise discounts with suppliers. The Company currently purchases inventory from approximately 24 suppliers, the largest of which is AT&T Wireless Services which sells the Company wireless telephones as well as the service. Delayed payment for telephones from carriers is a common financing practice of dealers in general as well as the Company and the immediate demand of payment by any such carriers could result in cash flow issues.

HISTORY OF THE COMPANY

         Pre-Bankruptcy

         The Company was incorporated in April 1996 as "2Connect Express, Inc." and operated as a one-stop specialty retailer of internet, cellular, PCS, paging, telephone, satellite and other communication-related services and products under the name "2Connect, America's Total Communication Store". The Company opened its first store in December 1996 at Coral Square Mall, an enclosed regional mall in Coral Springs, Florida. The next nine (9) stores were opened in strip shopping centers during the period from April 1997 through November 1997 for a total of ten (10) stores. The stores ranged in size from 1,300 to 3,000 square feet. To finance its operations, the Company completed three private placements and a public offering. In the first two private placements completed in May of 1996, the Company sold 1,010,000 shares of Common Stock for approximately $388,000. In the third private placement completed in August of 1996, the Company sold 750,000 shares of Common Stock for approximately $2.85 million after issuance costs. The Company had also initially issued its founders 950,000 shares for nominal consideration. In May 1997, the Company completed an initial public offering of 520,000 units (priced at $12.50 per unit) which (after underwriter's discount and offering expenses) raised $5.3 million in net proceeds to the Company. Each unit was comprised of two shares of Common Stock and one Common Stock Purchase Warrant to purchase one share of Common Stock for $6.00 during an exercise period commencing one year from the initial public offering date and ending 60 days thereafter. The proceeds of the initial public offering were used for store expansion, advertising, creation of systems and infrastructure and corporate overhead.

         The Company sustained significant losses in 1997 due to (1) unprofitable store locations; (2) inability to cost effectively drive traffic to those locations with advertising; (3) unsustainable corporate overhead which was incurred in anticipation of rapid store growth; (4) excessive inventory which turned slowly due to weak sales; (5) low margins due to competitive pressures in the Company's South Florida markets and weak sales of higher margin internet, long distance and other service business components. During the last four months of 1997, the Company realized that store sales and profits were not meeting the Company's expectations. On November 25, 1997, the Company entered into a revolving credit agreement with Bay Tech Investments, Inc. ("Bay Tech"), a company owned and operated by the father of the Company's then President and CEO, Marc D. Fishman. This credit facility provided for borrowings of up to $1 million at an annual interest rate of prime plus 2%. Notwithstanding this credit facility, the Company continued to experience financial difficulty and declared bankruptcy.

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

         Immediately following the Chapter 11 Filing, the Company began to close its retail stores and liquidate its assets which consisted primarily of selling off inventory and collecting accounts receivables. The Company eventually sold all of its inventory and other assets except for certain store fixtures and closed its headquarters and nine (9) of its ten (10) retail stores leaving in operation only the store located at the Coral Square Mall. Also, immediately following the Chapter 11 Filing, the Company reached an agreement with Bay Tech to convert the then existing credit facility into a secured debtor-in-possession credit facility. The debtor-in-possession credit facility provided for borrowings dependent upon the Company's level of inventory and accounts receivable with maximum borrowings of $500,000. The agreement granted Bay Tech a security interest in substantially all of the Company's assets. Advances under the facility bore interest at 11%. At the time of the Chapter 11 Filing, the Company had borrowed $275,000 under the original credit facility, which balance rolled over to the debtor-in-possession credit facility. The debtor-in-possession credit facility was originally scheduled to terminate on February 28, 1998; however, the Company requested and received a thirty-day extension of the debtor-in-possession credit facility until March 28, 1998. The interest rate on advances under the debtor-in-possession credit facility during the extension period was increased from 11% to 12%. On March 28, 1998, the Company paid off the balance owed on the debtor-in-possession credit facility plus accrued interest.

         On March 3, 1998, the Company announced that it had executed a Letter of Intent with BAC whereby BAC would merge with and into a subsidiary of the Company. The transaction was contingent upon completion of a definitive merger agreement which would be incorporated into a Plan of Reorganization to be filed with the Bankruptcy Court. The surviving entity of the merger was expected to be financed principally by Sterne, Agee & Leach, Inc. ("Sterne Agee"), an investment banking firm that was the managing underwriter of the Company's initial public offering in May 1997. The merger and related financing were anticipated to take place following the Company's emergence from the bankruptcy proceeding. Also, the surviving entity would retain the Coral Square Mall location in Coral Springs, Florida (the Company's one profitable retail location) and certain other assets including certain store fixtures and a computer system. In order to induce the creditors of the Company to agree not to force the liquidation of the Coral Square Mall location, the certain store fixtures and a computer system which the Company wished to retain, Sterne Agee agreed to make, subject to and upon the occurrence of certain events, a new value contribution to the Company of $185,000 which monies were to be paid to the Company's creditors upon completion of the bankruptcy.

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

Fishman, as the sole remaining director, and in accordance with the Bylaws of the Company, appointed James S. Holbrook, Jr., Craig R. Heyward and F. Eugene Woodham, each of whom were employees of Sterne Agee at such time, to fill three of the vacancies. The Board of Directors further resolved to appoint James S. Holbrook, Jr. as the Chairman of the Board and, in accordance with the Bylaws of the Company, to designate that the Chairman of the Board is the chief executive officer of the Company. Mr. Fishman later resigned from the Board of Directors on October 26, 1998, the day before the effective date of the Plan of Reorganization.

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

         Until 1998, BAC financed its growth through internally generated cash, loans to BAC by Messrs. McGinnis and Ralph of $125,000 each ($250,000 in the aggregate), an asset based line of credit from Southern Commerce Bank and the issuance of subordinated debentures in the aggregate amount of $500,000. In 1998, BAC was in need of additional funds for continued operation and expansion. At such time, BAC had 10 stores. Sterne Agee agreed to loan BAC $200,000 upon the execution by BAC of the Letter of Intent with the Company dated March 3, 1998 which provided for the merger of BAC with the Company upon completion of the bankruptcy. See "History of the Company." The loan was collateralized by a pledge of 10% of BAC common stock owned by Messrs. McGinnis and Ralph. The purpose of the loan, as discussed in the Letter of Intent, was to finance BAC until the bankruptcy and hence the merger of BAC with the Company could be completed which, at the time, was expected to occur in June of 1998. It was then anticipated that Sterne Agee would assist the combined Company to raise capital, the proceeds of which would be used in part to pay off such $200,000 loan. Due to various problems including disagreements among the Company, Sterne Agee and a group of the Company's creditor's and the failure of the Company to have its financial statements audited or complete and file its Form 10-K for the year ended January 31, 1998, the bankruptcy proceedings were not completed until October 27, 1998. Consequently, Sterne Agee and its affiliates continued to finance the operations of BAC from late May until August of 1998 through the purchase of Series A 7.5% Convertible Subordinated Debentures of BAC in the aggregate amount of $900,000. The Series A Convertible Subordinated Debentures had a five (5) year term and bore interest at 7.5% per annum.

         In November of 1998, BAC amended and restated its Articles of Incorporation to create three series of convertible preferred stock and completed the following transactions: (i) agreed to repay $125,000 of BAC's original non-convertible subordinated debentures in January 1999; (ii) converted the remaining $375,000 of the original non-convertible subordinated debentures into 15 shares ($25,000 per share) of BAC's Series A Convertible Preferred Stock; (iii) converted Sterne Agee's $200,000 loan into 8 shares ($25,000 per share) of BAC's Series B Convertible Preferred Stock, (iii) converted the $900,000 of Series A Convertible Subordinated Debentures into 36 ($25,000 per share) of BAC's Series B Convertible Preferred Stock and (iv) converted the $150,000 of shareholder loans from Messrs. McGinnis and Ralph into 6 shares ($25,000 per share) of Series B Convertible Preferred Stock. Each series of preferred stock bore a cumulative dividend of 7.5% and was non-voting except for matters negatively affecting the rights of the holder of the Series A Preferred Stock and the Series B Preferred Stock or in the event of a breach of the terms of the preferred stock by BAC. All of the preferred stock of BAC was converted into preferred stock of the Company pursuant to the merger. See "History of the Company" and "The Merger."

         In December of 1998, BAC executed a new exclusive provider agreement with AT&T Wireless Services pursuant to which BAC continued as an exclusive provider of AT&T Wireless Services' cellular service in Florida and pursuant to which AT&T Wireless Services approved the merger of BAC into the Company's subsidiary, BAW. Also, on December 30, 1998, BAC refinanced the Southern Commerce Bank loan which had a balance of $346,000 with a term loan from SouthTrust Bank in the amount of $350,000. The Company also entered at such time into a line of credit over and above the term loan with SouthTrust Bank whereby the Company could borrow as needed up to $500,000 which has been maximized. Finally, effective December 31, 1998, BAC renegotiated its license agreement with Robert A. Allison a/k/a/ Bobby Allison, the renown NASCAR driver whereby Bobby Allison agreed to license to BAC his name and provide to BAC a specific amount of his time for promotional events and advertisement. The license agreement recognized the merger and that the Company would become the beneficiary of the license agreement after the merger. See "Proprietary Information"

THE MERGER

         Effective at 11:59 p.m. December 31, 1998, the Company completed its merger ("Merger") with BAC whereby BAC was merged with and into BAW, with BAW surviving the Merger. The Merger was effected pursuant to that certain Merger Agreement by and among the Company, BAW, BAC and all of the Shareholders of BAC (Robert L. McGinnis and James L. Ralph) dated May 1, 1998 ("Merger Agreement"), as amended October 26, 1998 ("Amendment"). Pursuant to the terms of the Merger Agreement, the following occurred: (i) BAW survived the Merger, remained a wholly owned subsidiary of the Company and changed its name from "2Connect Acquisition Corp." to "Bobby Allison Wireless, Inc."; (ii) the holders of the common stock of BAC, Messrs. McGinnis and Ralph, each received for such shares
(A) 175,000 shares (350,000 in the aggregate) of the Common Stock and (B) a $125,000 debenture ($250,000 in the aggregate) bearing interest at 7.5% per annum amortized over three (3) years; (iii) each share of the 15 outstanding shares of 7.5% Series A Convertible Preferred Stock of BAC was converted into a share of 7.5% Series A Convertible Preferred Stock of the Company, par value $1.00 per share ("Series A Preferred Stock"), and each of which has a face value of $25,000, is non-voting except for matters negatively affecting their rights or upon default and is convertible into 4,166 shares of Common Stock or, in the aggregate, 62,490 shares of Common Stock; (iv) each share of the 50 outstanding shares of 7.5% Series B Convertible Preferred Stock of BAC was converted into a share of 7.5% Series B Convertible Preferred Stock of the Company, par value $1.00 per share ("Series B Preferred Stock"), and each of which has a face value of $25,000, is non-voting except for matters negatively affecting their rights or upon default and is convertible into 4,166 shares of Common Stock or, in the aggregate, 208,300 shares of Common Stock; (v) Craig R. Heyward and F. Eugene Woodham resigned from the Board of Directors of the Company and Messrs. McGinnis and Ralph were elected to fill such vacancies and (vi) James S. Holbrook, Jr., former Chairman and CEO of the Company, and F. Eugene Woodham, former Secretary and Treasurer of the Company, resigned as officers of the Company and Robert L. McGinnis was appointed to serve as Chairman, CEO and Treasurer and James L. Ralph was appointed to serve as President and Secretary. Messrs. McGinnis and Ralph have also entered into employment contracts with the Company effective December 31, 1998. See "Item 10 - Executive Compensation" below for a description of the employment contracts.

         As a result of the Merger, the sole shareholders of BAC, Robert L. McGinnis and James L. Ralph, acquired control of the Company and the headquarters of the Company were moved from 3500 Gateway Drive, Suite 101, Pompano Beach, Florida 33069 (Ft. Lauderdale area) to space occupied by BAC at 2055 Lake Avenue, S.E., Suite A, Largo, Florida 33771 (Tampa/St. Petersburg area). Prior to the Merger, there were 130,000 shares of Common Stock outstanding. Pursuant to the Merger, Messrs. McGinnis and Ralph, the sole shareholders of BAC, were each issued 175,000 shares (350,000 in the aggregate) of Common Stock and a $125,000 debenture ($250,000 in the aggregate) of the Company bearing interest at 7.5% per annum amortized over three (3) years. Also, Messrs. McGinnis and Ralph were issued 3 shares (6 in the aggregate) of the Series B Preferred Stock convertible into 24,996 shares of Common Stock, one of which Mr. McGinnis has since gifted and all three of which Mr. Ralph has since sold. Consequently, upon consummation of the Merger, Messrs. McGinnis and Ralph owned approximately 73% of the outstanding Common

Stock, no Series A Preferred Stock and 12% of the Series B Preferred Stock. Also, as a consequence of the Merger, Messrs. McGinnis and Ralph were appointed as 2 of the 3 members of the Board of Directors and elected as the sole executive officers of the Company.

         As reflected in Item 11 - Security Ownership of Certain Beneficial Owners and Management, while Messrs. McGinnis and Ralph still own approximately 73% of the outstanding Common Stock, their percentage ownership of the outstanding Common Stock would be diluted to under 50% if all of the Company's outstanding convertible preferred stock (including the shares owned by Messrs. McGinnis) is converted into Common Stock. In January of 1999, the Company adopted the Bobby Allison Wireless Corporation 1999 Stock Option Plan and has since granted each of Messrs. McGinnis and Ralph options to purchase up to 20,000 shares of Common Stock, 10,000 at $6.00 per share and 10,000 at $10.00 per share, which represents approximately 40% of all options granted under the plan. The exercise of these existing options will not increase Messrs. McGinnis and Ralph's ownership above 50%.

         Although the transaction was legally a merger of BAC into a subsidiary of the Company, BAW, it was accounted for as a purchase of the Company by BAC (a reverse acquisition in which BAC is considered the acquirer for accounting purposes) since the stockholders of BAC obtained a majority of the voting rights of the Company as a result of this transaction. Accordingly, the historical financial statements of the Company for the periods prior to the time of the Merger are those of BAC. The balance sheet, as of December 31, 1998, is that of BAC's after giving effect to the Merger.

         A copy of the Merger Agreement and Amendment were filed as Exhibit 2.1 and 2.2 to the Company's Form 8-K filed January 8, 1998.

EMPLOYEES

         As of March 31, 2001, the Company had 624 full-time and 79 part-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that employee morale and company culture are important to its retailing success, and that its relations with its employees are good.

COMPETITION

         The Company is subject to intense competition from existing channels of distribution, such as service providers, dealers, and retailers. There can be no assurance that the Company will be able to compete effectively. Existing retailers could alter their business strategies to be more closely aligned with the Company's retailing concept to compete more effectively in the communications and information services category. Moreover, these retailers may have one or more of the following competitive advantages, among others: brand name recognition, a more established store system, superior buying power, a more established customer base, greater financial resources and a history of financial performance, better real estate locations, more experienced sales and management staff and greater knowledge of local customer shopping habits. Additionally, other start-up operations could open in the Company's targeted markets, thus hindering the Company's growth plans. The Company believes that ultimately its most formidable competitors may be its suppliers, namely the service providers of cellular, paging, PCS and long distance telephone, and the "big box" retailers such as Circuit City and Best Buy.

         The Company's size and relationship with mall developers and owners provides some barriers to entry from start-up operations.

SEASONALITY

         The Company has experienced and expects to continue to experience seasonal fluctuations in its net sales and net income. The Company generally experiences higher monthly sales during the spring and early vacation season with the highest sales occurring during the Christmas holiday season. The Company generally experiences lower sales during late summer and early fall.

PROPRIETARY INFORMATION

         The Company uses "Bobby Allison Cellular and Pager" and "Bobby Allison Wireless" as trade names and service marks in connection with its retail stores. The Company still has registered with the United States Patent and Trademark Office as trademarks the names "2Connect, America's Total Communication Store" and "2Connect, Freedom of Choice in Communications"; however, the Company does not intend to use these marks any more.

         The Company has a License Agreement effective December 31, 1998 with Robert A. Allison a/k/a/ Bobby Allison, the renown NASCAR driver, whereby the Company may utilize Mr. Allison's name in connection with its operations. Also, Mr. Allison is required to make 8 personal promotional appearances and spend up to 48 hours on advertising campaigns such as television, radio or print advertisement. The initial term of the License Agreement is ten (10) years which commenced on December 31, 1998. The Company has options to renew the License Agreement for five (5) successive five (5) year terms for a total term (including the initial term) of 35 years. In consideration of this license and these services, the Company pays Bobby Allison a fixed annual fee of $36,000 per year during the first year and $48,000 per year for the following nine (9) years, $52,800 per year during the first five year renewal period, $58,000 per year for the second five year renewal period, $63,900 during the third five year renewal period, $70,300 per year during the fourth five year renewal period and $77,300 per year during the fifth five year renewal period ("Fixed Fees"). In addition to the Fixed Fees, the Company will pay Bobby Allison a contingent fee equal to the difference between that amount which is equal to one-tenth of one percent of the Company's annual net sales, and the Fixed Fee for such year with respect to the Company's first $100 million of annual net sales plus that amount equal to three-hundredths of one percent of annual net sales over $100 million. No contingent fees have been earned to date. The Company also granted Bobby Allison an option to purchase 7,500 shares of Common Stock at $6.00 per share. This option terminates at the option of the Company if Bobby Allison breaches the License Agreement.

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

EXECUTIVE OFFICES

         The Company's principal executive offices are located at 1200 Starkey Road, Suite 105, Largo, Florida, 33771, and its telephone number is (727) 584-7902.

ITEM 2.  DESCRIPTION OF PROPERTY.

         As of March 31, 2001, the Company had 91 sales locations consisting of 47 in-line stores, 41 kiosks and 3 RMUs under the name "Bobby Allison Cellular & Pager" or "Bobby Allison Wireless" in regional malls throughout the South East and Mid-Atlantic. As the Company began operations in Florida, the majority of its sales locations (47) are in the State of Florida. Beginning in 1999, however, the Company began its expansion plans outside of the State of Florida and has since expanded into the States of Georgia (16), South Carolina (6), North Carolina (6), Virginia (4), Tennessee

(9), Alabama (1) and Missouri (2). All of the Company's sales locations are leased. The Company currently expects that its policy of leasing rather than owning will continue. The Company's leases generally provide for original lease terms of five to ten years and contain provisions for increasing rents. The Company's in-line stores are, on average, from 700 to 1,000 square feet, the Company's kiosks range in size from 100 to 200 square feet and the Company's RMUs are approximately 50 square feet.

         The Company's corporate headquarters, which are also leased, are currently located at 1200 Starkey Road, Suite 105, Largo, Florida and occupy approximately 17,000 square feet, of which 8,000 square feet serves as a central warehouse and 9,000 square feet serves as office space. The central warehouse is used to temporarily store merchandise for distribution and used to initially stock new stores upon their opening. The Company also maintains two training facilities, one in its Largo, Florida headquarters and one in Atlanta, Georgia. These facilities are approximately 1,000 and 800 square feet, respectively.

         The Company believes that all of its properties, while leased, are in excellent condition.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is currently involved in a lawsuit against Powertel. On or about September 14, 2000, the Company filed a complaint in the Circuit Court of Pinellas County, Florida, seeking the reformation of certain terms of the Personal Communications Service (PCS) Distributor Agreement between the Company and Powertel. The Company contends that the agreement does not accurately reflect the compensation terms which were discussed prior to the execution of the agreement. During the pendency of the suit, Powertel has not paid certain monies due the Company and the Company has not paid certain monies due Powertel. The Company and Powertel have engaged in substantive settlement discussions and have agreed to hold the litigation in abeyance pending efforts to consummate a settlement agreement. The Company believes that a settlement could be reached within the next few months.

         Other than the Powertel matter, the Company is not involved in any legal proceedings which are expected to have a material effect on the Company's results of operations or financial condition, nor is it aware of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's units were previously traded on the OTC Bulletin Board under the symbol "CNTCU" during 1997 and 1998. After the units terminated on May 9, 1998 the Common Stock, a component of the unit, on the OTC Bulletin Board under the symbol "CNTC" and then after the bankruptcy filing, the symbol "CNTCQ". Upon the effective date of the Company's Plan of Reorganization on October 27, 1998, the outstanding Common Stock was forever extinguished and the Common Stock ceased to trade any further on any public market. The last sale on October 27, 1998 was at $.15 per share.

         The Company has not paid dividends on its Common Stock since its initial public offering, and does not anticipate paying dividends in the foreseeable future. Furthermore, the Company may not pay dividends on the Common Stock unless and until it has paid all accrued but unpaid dividends on its three classes of Preferred Stock.

         As of March 31, 2001, the Company had a total of 338 shareholders, 315 holders of record of the Company's Common Stock and 23 holders of record of the Company's Preferred Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         The Company, headquartered in Largo, Florida, is an enclosed regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer which, as of March 31, 2001, had 91 sales locations including 47 in-line stores, 41 kiosks, and 3 retail merchandising units or RMU's (like kiosks, but smaller). The Company's products cover a broad assortment of over 600 stock-keeping units. The Company also offers a wide range of service plans offered by five service providers, AT&T Wireless Services, Cingular, Nextel, Powertel, SunCom, VoiceStream and two paging carriers.

         Beginning in 1999, the Company has expanded its operation beyond the State of Florida into Georgia, South Carolina, North Carolina, Virginia, Tennessee, Missouri and Alabama. In 2001, the Company plans to continue to expand in these other states as well as expand into the States of Maryland, Texas and Louisiana and the District of Columbia. The Company's expansion plans are dependent upon, among other things, obtaining substantial additional capital whether in the form of debt and/or equity. The Company has experienced significant difficulty over the past two years obtaining adequate financing to support its growth. The Company has worked with several commercial banks attempting to develop a substantial alliance with a commercial lender but to date has been unable to develop an adequate commercial banking relationship. The Company has also expended significant time seeking an adequate investment banking relationship. On February 21, 2001, the Company entered into a letter agreement with a widely-known regional investment banking firm who has a particular expertise in the wireless space and who is currently assisting the Company to structure a private placement to certain institutional and other accredited investors. However, no capital has yet been raised and there is no assurance that such investment banker will be able to obtain the necessary financing, or if available, that such financing will be on terms acceptable to the Company. As a result, the Company may have to halt or substantially delay its expansion plans.

         Sources of Revenue

         The Company's revenues are generated principally from three sources in one business segment:

         Product Retail Sales. Product retail sales involve the sale through the Company's sales locations and e-commerce web-site of cellular and pager wireless products such as phones and pagers and related accessories such as batteries, chargers, carrying cases and hands-free kits. For the year ended December 31, 2000, retail sales represented approximately 53% of the Company's revenues and 29% of the Company's gross profit. The Company also sells accessories under its own label upon which its average gross margin is 75%. Retail sales do not produce any accounts receivables as the customer makes immediate payment at the cash register or on the e-commerce web site. The e-commerce web-site was launched January 2000 with a minimal capital investment and to date its sales have been immaterial. Furthermore, the Company does not expect the e-commerce web-site to ever make a material contribution to the Company's financial results but will maintain the site for customer convenience and to complement the Company's more traditional distribution channels in regional malls.

         Wireless Telephone Activation Income. Wireless telephone activation income is paid by the carriers and consists primarily of activation commissions for selling carrier service plans and market development funds to assist the Company in developing the markets in which it sells the carriers services. The amount of the activation commission and market development funds paid by carriers is based upon the service plan offered by and the service agreement with each carrier. New subscription activation commissions booked as accounts receivables and are fully refundable if the subscriber cancels its subscription prior to completion of a minimum period of continuous active service which ranges from 90 to 180 days depending upon the carrier. Customers generally sign a service agreement with the Company that the customer will reimburse the Company for lost activation commissions in the event of the early cancellation of service. The Company accrues for estimated deactivation losses, net of cancellation fees, by creating a reserve against accounts receivable. The reserve is reflective of the Company's historical cancellation experience.

         AT&T Wireless Services is the Company's largest carrier with which the Company had a generally exclusive relationship in the Central and South Florida markets until the dealer agreement was renewed for a two year term as a nonexclusive relationship effective December 1, 2000 thereby allowing the Company to sell the service of other carriers in the Central and South Florida markets. Beginning March 1, 2001, the Company began selling Cingular in such markets pursuant to a non-exclusive agreement entered into in August 2000. The Company also has nonexclusive carrier contracts with Nextel, Powertel, SunCom and VoiceStream. For the year ended December 31, 2000, activation income represented approximately 43% of the Company's revenues, approximately 67% of the Company's gross profits and essentially all of the Company's accounts receivables (AT&T Wireless Services accounted for approximately 28%, 44% and 43%, respectively). See "-Carrier and Pager Agreements."

         The Company does not receive any residual commissions or income under any of its contracts for wireless activations and such residual commissions are generally uncommon today. However, the Company does currently sell prepaid PCS service for Powertel and AT&T Wireless Services and is negotiating to sell prepaid services for Cingular. Prepaid service involves not only the sale of a telephone and its activation as with regular service but also includes the sale of a phone card representing a specific allotment of minutes. The prepaid service is particularly attractive to those persons who have poor credit and are unable to receive approval for a service contract as well as for persons such as parents who wish to purchase service for their children but also wish to control their usage. Once the prepaid minutes expire, the phone will not operate until the card is renewed or, if lost, a new card is purchased. The Company receives a commission each time a prepaid card is renewed or a new card is purchased. As a consequence, although not a traditional residual commission, prepaid service creates an opportunity for the Company to have a recurring revenue stream with respect to each prepaid user.

         The Company also records income received from carriers related to market development activities as activation income when all provisions in the related agreements have been fulfilled and the right to retain such amounts received become vested with the Company. Market development funds are monies paid by carriers to the Company to assist the company in developing markets in areas where carriers offer service. The Company expects to continue to earn market development funds in 2001.

         Pager Services. Pager services include service commissions as well as residual payments on pagers. Pager residual payments are received for the pager air time that the Company buys wholesale from paging carriers and then resells to individuals and small businesses. The Company sells pager services for several pager carriers. For the year ended December 1, 2000, pager services represented approximately 4% of the Company's revenues and 4% of the Company's gross profit.

RESULTS OF OPERATIONS

         The following table sets forth certain selected income statement data of the Company expressed as a percentage of net sales:

                                                            For the Year Ended      For the Year Ended
                                                            December 31, 2000       December 31, 1999
                                                            ------------------      ------------------
Total Revenue.........................................           100.0%                   100.0%
Cost of Sales.........................................            35.7%                    36.0%
Gross Profit..........................................            64.2%                    64.0%
Selling, General and Administrative Expenses
  (Excluding Depreciation)............................            55.4%                    53.6%
Depreciation and Amortization.........................             3.7%                     3.2%
Operating Income......................................             5.1%                     7.3%
Net Interest Expense..................................             1.5%                     0.1%
Income Tax Expense....................................             1.6%                     2.5%
Net Income............................................             2.0%                     3.9%


COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

         Total Revenue

         Total Revenue was $33,571,034 for the year ended December 31, 2000 as compared to $14,754,491 for the year ended December 31, 1999 or an increase of $18,816,543 or 128%. This increase reflects the increase in sales location count from 59 to 89 sales locations as of such dates.

         Comparable store sales include only stores owned and operated by the Company for at least 12 full months and are comprised of retail sales and activation commissions. The Company operated 89 stores at December 31, 2000, 23 of which had then been owned and operated for at least 12 months. Comparable sales location sales grew from $9,554,375 for the year ended December 31, 1999 to $12,125,422 for the year ended December 31, 2000, an increase of $2,571,052 or 26.9%.

         Gross Profit

         Gross profit was $21,562,122 for the year ended December 31, 2000 as compared to $9,442,469 for the year ended December 31, 1999 or an increase of $12,119,653 or 128% largely reflecting the increase in sales location count from 59 to 89 sales locations as of such dates. Gross profit as a percentage of net sales (or gross profit margin) increased slightly from 64.0% in the year ended December 31, 1999 to 64.2% in the year ended December 31, 2000. Higher activation income was offset by lower average units sales prices for handsets resulting in an essentially flat gross profit margin.

         The Company records income received from vendors related to market development activities as activation income when all provisions in the related agreements have been fulfilled and the right to retain the amounts received have vested with the Company. These agreements generally require the Company to achieve specified levels of new activations before the income is earned. In 2000 and 1999, the Company recorded $1,569,000 and $596,000, respectively, of market development funds.

         Operating Expenses

         Selling, general and administrative expense and depreciation and amortization expense was $19,867,061 for the year ended December 31, 2000 as compared to $8,373,563 for the year ended December 31, 1999 or an increase of $11,493,498 or approximately 137%, largely as a result of the Company's store expansion in 2000 and the opening of its new corporate headquarters.

         Net Interest Expense

         Net interest expense was $496,196 for the year ended December 31, 2000 as compared to $125,140 for the year ended December 31, 1999 or an increase of $371,056 due to higher average borrowings outstanding during 2000 versus 1999.

         Net Income/Loss

         The Company had net income of $673,541 for the year ended December 31, 1999 as compared to net income of $571,766 for the year ended December 31, 1999 or an increase of $101,775 or 18%, primarily as a result of the Company's store expansion and income from market development funds.

LIQUIDITY AND CAPITAL RESOURCES

         As highlighted in the Consolidated Statements of Cash Flows, the Company's liquidity and available capital resources are impacted by 4 key components: (i) current cash and cash equivalents, (ii) operating activities,
(iii) investing activities and (iv) financing activities.

         The Company had a $771,980 net working capital deficit at December 31, 2000 compared to a $526,441 net working capital surplus at December 31, 1999. The change from a net working capital surplus to a net working capital deficit was due primarily to the reclassification of $1.9 million of Company bank debt from long-term to short-term debt as the time to the maturity date is less than a year.

         Cash and Cash Equivalents

         At December 31, 2000, the Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of 3 months or less) aggregated $470,280, compared to $624,869 at the end of 1999.

         Operating Activities

         The Company's net cash provided by operating activities for the year ended December 31, 2000 was $914,177 as compared to net cash provided by operating activities of $939,196 for the year ended December 31, 1999 or a decrease in net cash provided by operating activities of $25,019.

         The Company's net accounts receivable increased to approximately $4,729,036 at December 31, 2000 from $2,408,839 a year earlier. The increase in net accounts receivable was primarily due to the Company's sales location expansion. The Company increased allowance for doubtful accounts from $83,027 at December 31, 1999 to $662,998 at December 31, 2000 which increase consisted of an increase in reserves for specific accounts receivable of $260,000 and, in consideration of the Company's increased sales activities, an increase in reserves for general uncollectible accounts of approximately $320,000.

         Investing Activities

         The net cash used in investing activities for the year ended December 31, 2000 of $2,374,539 increased slightly as compared to the year ended December 31, 1999 and was related primarily to the purchase of leasehold improvements and equipment required to support new sales location growth.

         Financing Activities

         The most significant components of the Company's financing activities have been the sale of preferred stock and commercial bank debt. The net cash provided by financing activities for the year ended December 31, 2000 decreased by $628,698 as compared to the year ended December 31, 1999 primarily due to lower proceeds from fewer sales of preferred stock since the consummation of its last preferred stock offering.

         The Company currently has no access to any financing or other capital resources except through internally generated cash flow. During 1998, 1999 and 2000 (including by BAC before the Merger), the Company raised $2.725 million through the offering of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock and obtained $3.25 million in debt financing (a $350,000 term loan and $2.9 million of lines of credit). Each of the Company's lines of credit is currently maximized. As of March 31, 2001, the aggregate borrowings taking into account the amortization of the term note was approximately $3.0 million. The following is a summary of the Company's bank debt:

         (i) On February 24, 1999, the Company consummated (i) a term loan from SouthTrust Bank in the amount of $350,000 and (ii) a line of credit with SouthTrust Bank by which the Company may borrow up to a maximum of $500,000 for working capital. The term loan is amortized over 3 years at a rate of 8.5% per annum. The line of credit has revolving payment terms, is due upon demand and bears interest at prime plus 1% (10.50% as of December 31, 2000). Both the term loan and the line of credit are secured by a first position on substantially all of the Company's assets, primarily inventory and accounts receivables.

         (ii) On November 19, 1999, the Company secured a revolving note loan from Colonial Bank by which the Company may borrow up to $1 million and which was increased to $1,500,000 on February 23, 2000 and again to $1,900,000 on May 25, 2000. The note originally matured on January 31, 2001 but such maturity date was extended to March 31, 2001 and then to May 1, 2001. The note bore interest at the Colonial Bank Base Rate as determined from time to time until January 31, 2001 when such rate was increased to the Colonial Bank Base Rate plus .25%. These short-term extensions were made solely to accommodate extra time necessary to complete the audit and certain financial negotiations by the Company to refinance this debt with another financial institution. Based solely upon recent discussions with Colonial Bank, the Company believes that the loan could be extended again, if necessary, for a longer period of time on substantially the same terms. The note is secured by a second position on the Company's assets and, up to $1 million, by the guarantees of certain shareholders including Sterne Agee and a director. As consideration for such guarantees, such shareholders each received a warrant to purchase up to 41,000 shares of Common Stock (in the aggregate and as adjusted) at $10.00 per share and a contingent option to convert any payment on the guarantees into Common Stock at $10.00 per share. If the loan is paid or the guaranties are otherwise released, then the option will immediately and automatically expire. However, the warrant will continue to exist until the earlier of its exercise or its expiration on November 19, 2003

         (iii) On November 29, 2000, the Company secured a 90-day loan from The Bank of Birmingham in the amount of $500,000 bearing interest at 9% and secured by a certificate of deposit owned by Sterne Agee. The purpose of the loan was to finance inventory build-up for the Christmas season. On March 31, 2001, after certain negotiations which held the maturity of the loan in abeyance, such loan was amended to extend the maturity to May 4, 2001. As with the Colonial Bank loan above, the short-term extension of the maturity date was designed to accommodate extra time necessary to complete the audit and certain negotiations by the Company to refinance this debt with another financial institution. As consideration for pledging such certificate of deposit against the loan, Sterne Agee received a warrant to purchase 25,000 shares of Common Stock at $10.00 per share and a contingent option to convert any forfeiture of the certificate of deposit on the date of maturity, May 4, 2001, into Common Stock at $2.50 per share. If the loan is paid or

Sterne Agee's certificate of deposit is otherwise released, then the option will immediately and automatically expire. However, the warrant will continue to exist until the earlier of its exercise or its expiration on November 29, 2004.

         The Company's financial statements included in Item 7 have been prepared assuming that the Company will continue as a going concern. The Company is attempting to find a single lender with which to refinance all of its bank debt set forth above into a term note and obtain an additional working capital line of credit for future capital needs. However, the Company will not be able to accomplish this goal by May 1, 2001 or May 4, 2001, if at all. Consequently, unless otherwise extended, the Colonial Bank loan will mature on May 1, 2001 and the The Bank loan will mature on May 4, 2001. At such time, the Company may be required to repay up to $2.4 million in outstanding debt plus accrued but unpaid interest. This debt is recorded as a current liability on the Company's December 31, 2000 balance sheet and, as a result, the Company had a deficit in working capital of approximately $772,000 and does not have sufficient working capital to satisfy these obligations. These financial considerations raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements included in Item 7 do not include any adjustments that might result from the outcome of these uncertainties. In the event that either the Company's guarantors are required to make payments against the guarantees or Sterne Agee's certificate of deposit is foreclosed upon, the guarantors and Sterne Agee will have the right to convert such payments into Common Stock pursuant to contingent options discussed above. Common shareholders will suffer substantial dilution pursuant to the terms of the contingent options related thereto. While the Company expects to have sufficient cash flow from the receipt of market development funds from carriers to make payment on the The Bank loan, the Company will not be able to repay the Colonial Bank loan. Any such payments will nonetheless negatively affect the Company's cash flow and thus its continued growth. The guarantors have agreed to standstill on seeking collection of any guaranty payments from the Company until May 1, 2002 but such agreement does not affect the guarantor's contingent option rights.

         Even if the Company fails to refinance its debt, the Company believes it can generally satisfy its immediate cash demands out of internally generated cash flow as long as the Company is able to extend the maturity of the Colonial Bank debt. However, in order to proceed with the Company's proposed growth plans, the Company will need to raise substantial additional capital through the issuance of securities and/or the procurement of additional bank or other debt. As is evident from the above discussion, the Company has experienced significant difficulty over the past two years obtaining adequate financing to support its growth. The Company has worked with several commercial banks attempting to develop a substantial alliance with a commercial lender but to date has been unable to develop an adequate commercial banking relationship. On February 21, 2001, the Company entered into a letter agreement with a widely known regional investment banking firm who has a particular expertise in the wireless area and who is currently assisting the Company to structure a private placement to certain institutional and/or other accredited investors. However, no capital has yet been raised and there is no assurance that such investment banker will be able to obtain the necessary financing, or if available, that such financing will be on terms acceptable to the Company. As a result, the Company may have to halt or substantially delay its expansion plans. Furthermore, as stated above, the Company is attempting to refinance its existing debt and increase its borrowing limits to provide available debt. However, such refinancing has not yet been consummated and there is no assurance that such refinancing can be completed on terms acceptable to the Company, if at all.

NET OPERATING LOSS CARRY-FORWARDS AND DEFERRED TAX ASSETS

         At December 31, 2000, the Company had no net operating loss carry forward for federal income tax purposes. As of December 31, 2000, the Company had a total deferred tax asset of $256,000 consisting of $148,000 from leasehold improvements and $108,000 from accounts receivables. See Notes to Consolidated Financial Statements - Note 8.

IMPACT OF INFLATION

         General inflation has had only a minor effect on the operations of the Company and its internal and external sources for liquidity and working capital.

SEASONALITY

         The Company has experienced and expects to continue to experience seasonal fluctuations in its net sales and net income. The Company generally experiences higher monthly sales during the spring and early vacation season with the highest sales occurring during the Christmas holiday season. The Company generally experiences lower sales during late summer and early fall.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SAFS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognized income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company's adoption of the new standard on January 1, 2001 has no affect on its financial statements.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions involving Stock Compensation, on interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

         Index to Financial Statements: The financial statements of the Company listed below have been included on the succeeding pages of this Item 7.

                                                                                                          Page
                                                                                                          ----
Report of Independent Certified Public Accountants                                                        23

Financial Statements

         Consolidated balance sheets at December 31, 2000 and 1999.                                       24-25

         Consolidated income statements for the years ended December 31, 2000 and 1999.                   26

         Consolidated statements of stockholders' equity for the year ended
            December 31, 2000 and 1999.                                                                   27

         Consolidated statements of cash flows for the year ended
            December 31, 2000 and 1999.                                                                   28

         Notes to consolidated financial statements                                                       29-54

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Bobby Allison Wireless Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Bobby Allison Wireless Corporation (formerly 2Connect Express, Inc.) and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bobby Allison Wireless Corporation and Subsidiary at December 31, 2000 and 1999, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has approximately $2,400,000 in bank debt maturing between May 1, 2001 and May 4, 2001 and as a result, had a deficit in working capital of approximately $772,000 as of December 31, 2000 and does not have sufficient working capital to satisfy these obligations. Management's plans in that regard are also discussed in Note 1. These financial considerations raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                     BDO Seidman, LLP
April 16, 2001

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS

December 31,                                                                          2000              1999
------------------------------------------------------------------------------------------------------------
ASSETS (Note 3)

CURRENT:
  Cash                                                                         $   470,280        $  624,869
  Accounts receivable, less allowance for doubtful accounts of $662,998
    and $83,027                                                                  4,729,036         2,408,839
  Accounts receivable from related party                                            36,989            18,800
  Inventories                                                                    3,268,070         2,606,907
  Prepaid expenses                                                                  23,388            52,546
  Deferred tax asset (Note 8)                                                      108,000            31,000
------------------------------------------------------------------------------------------------------------

         TOTAL CURRENT ASSETS                                                    8,635,763         5,742,961
------------------------------------------------------------------------------------------------------------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, at cost:
  Office equipment and furniture                                                 1,875,702         1,226,323
  Leasehold improvements                                                         3,403,756         2,058,336
  Automotive equipment                                                              29,444            12,944
------------------------------------------------------------------------------------------------------------

                                                                                 5,308,902         3,297,603
  Less accumulated depreciation                                                  1,584,281           699,902
------------------------------------------------------------------------------------------------------------

         NET LEASEHOLD IMPROVEMENTS AND EQUIPMENT                                3,724,621         2,597,701
------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Goodwill and other intangible assets, net of accumulated amortization
    of $74,289 and $172,939 (Note 2)                                               276,338           312,900
  Deferred tax asset (Note 8)                                                      148,000            64,000
  Deposits                                                                          73,444            51,456
------------------------------------------------------------------------------------------------------------

         TOTAL OTHER ASSETS                                                        497,782           428,356
------------------------------------------------------------------------------------------------------------





                                                                               $12,858,166        $8,769,018
============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS

December 31,                                                                            2000               1999
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                               $ 4,923,530        $ 3,521,170
  Accrued expenses                                                                 1,157,034            614,053
  Accrued income tax (Note 8)                                                        579,500            287,000
  Deferred income (Note 4)                                                            59,604            281,691
  Current maturities of long-term debt (Note 3)                                    2,561,758            417,697
  Current maturities of related party long-term debt (Note 3)                        126,317             94,909
---------------------------------------------------------------------------------------------------------------

         TOTAL CURRENT LIABILITIES                                                 9,407,743          5,216,520

LONG-TERM LIABILITIES:
  Long-term related party debt, less current maturities (Note 3)                          --             92,401
  Long-term debt, less current maturities (Note 3)                                   413,080          1,259,385
---------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES                                                         9,820,823          6,568,306
---------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 11)                                                   --                 --

PREFERRED STOCK (Note 5):
  Series A convertible preferred stock, $1.00 par, shares authorized 20;
    outstanding 15                                                                   375,000            375,000
  Series B convertible preferred stock, $1.00 par, shares authorized 50;
    outstanding 50                                                                 1,250,000          1,250,000
---------------------------------------------------------------------------------------------------------------

         TOTAL PREFERRED STOCK                                                     1,625,000          1,625,000
---------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Series C convertible preferred stock, $1.00 par, shares authorized 250;
    outstanding 44 and 32                                                          1,100,000            800,000
  Common stock, $.01 par; 25 million shares authorized; 480,000
    outstanding                                                                        4,800              4,800
  Additional paid-in capital                                                         258,115            205,365
  Retained earnings (deficit)                                                         49,428           (434,453)
---------------------------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                                1,412,343            575,712
---------------------------------------------------------------------------------------------------------------

                                                                                 $12,858,166        $ 8,769,018
===============================================================================================================


                    See accompanying notes to consolidated financial statements.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                                  CONSOLIDATED INCOME STATEMENTS


Year ended December 31,                                                                 2000               1999
---------------------------------------------------------------------------------------------------------------
REVENUES:
  Product sales                                                                  $17,794,293        $ 8,504,641
  Activation income                                                               14,480,940          5,420,022
  Pager services                                                                   1,295,801            829,828
---------------------------------------------------------------------------------------------------------------

         Total revenues                                                           33,571,034         14,754,491

COST OF SALES                                                                     12,008,912          5,312,022
---------------------------------------------------------------------------------------------------------------

         Gross profit                                                             21,562,122          9,442,469
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Selling, general and administrative expenses                                    18,604,868          7,901,655
  Depreciation and amortization                                                    1,262,193            471,908
---------------------------------------------------------------------------------------------------------------

         Total operating expenses                                                 19,867,061          8,373,563
---------------------------------------------------------------------------------------------------------------

         Operating income                                                          1,695,061          1,068,906
---------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense                                                                  (503,429)          (136,540)
  Interest income                                                                      7,233             11,400
---------------------------------------------------------------------------------------------------------------

         Total other income (expense)                                               (496,196)          (125,140)
---------------------------------------------------------------------------------------------------------------

INCOME BEFORE TAXES ON INCOME                                                      1,198,865            943,766

INCOME TAX EXPENSE (Note 8)                                                          525,324            372,000
---------------------------------------------------------------------------------------------------------------

NET INCOME                                                                           673,541            571,766

PREFERRED STOCK DIVIDENDS                                                           (189,660)          (132,446)
---------------------------------------------------------------------------------------------------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                                      $   483,881        $   439,320
===============================================================================================================

EARNINGS PER COMMON SHARE (Note 2):
  Basic                                                                          $      1.01        $       .92
  Diluted                                                                                .81                .78
===============================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2):
  Basic                                                                              480,000            480,000
  Diluted                                                                            910,717            758,594
===============================================================================================================


                    See accompanying notes to consolidated financial statements.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                       Common Stock             Preferred Stock          Additional     Retained
                                    -------------------      ----------------------       Paid-in       Earnings
                                     Shares      Amount      Shares          Amount       Capital       (Deficit)            Total
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998          480,000      $4,800          --      $       --      $100,405      $(873,773)      $  (768,568)

Preferred stock dividend                 --          --          --              --            --       (132,446)         (132,446)

Common stock warrants (Note 6)           --          --          --              --       104,960             --           104,960

Series C preferred stock                 --          --          32         800,000            --             --           800,000

Net income                               --          --          --              --            --        571,766           571,766
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999          480,000       4,800          32         800,000       205,365       (434,453)          575,712

Preferred stock dividend                 --          --          --              --            --       (189,660)         (189,660)

Common stock warrants (Note 6)           --          --          --              --        52,750             --            52,750

Series C preferred stock                 --          --          12         300,000            --             --           300,000

Net income                               --          --          --              --            --        673,541           673,541
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000          480,000      $4,800          44      $1,100,000      $258,115      $  49,428       $ 1,412,343
==================================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31,                                                                 2000               1999
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $   673,541        $   571,766
  Adjustments to reconcile net income to net cash used for operating activities:
      Depreciation and amortization                                                1,262,193            471,908
      Amortization of debt discount                                                  111,588             10,955
      Increase in bad debt allowance                                                 579,971              6,883
      Cash provided by (used for):
        Accounts receivable                                                       (2,918,357)        (1,750,178)
        Prepaid expenses                                                              29,158            (23,455)
        Inventories                                                                 (661,163)        (1,960,931)
        Deferred tax assets                                                         (161,000)            85,000
        Accounts payable                                                           1,402,360          2,971,014
        Accrued expenses and income taxes                                            817,973            590,071
        Deferred income                                                             (222,087)           (33,837)
---------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) operating activities                                 914,177            939,196
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of leasehold improvements and equipment                                (2,352,551)        (2,347,535)
  Increase in deposits                                                               (21,988)           (26,418)
---------------------------------------------------------------------------------------------------------------

Net cash used for investing activities                                            (2,374,539)        (2,373,953)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                       (161,082)          (502,441)
  Repayment of convertible debenture                                                      --           (125,000)
  Payments of preferred stock dividends                                             (172,152)           (88,088)
  Proceeds from issuance of debt                                                   1,339,007          1,850,000
  Proceeds from issuance of Series C preferred stock                                 300,000            800,000
---------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                          1,305,773          1,934,471
---------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                                (154,589)           499,714

CASH, beginning of year                                                              624,869            125,155
---------------------------------------------------------------------------------------------------------------

CASH, end of year                                                                $   470,280        $   624,869
===============================================================================================================


                    See accompanying notes to consolidated financial statements.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION,         Bobby Allison Wireless Corporation, formerly
     RECAPITALIZATION AND  "2Connect Express, Inc."("2Connect") through its
     MERGER                wholly-owned subsidiary Bobby Allison Wireless, Inc.,
                           formerly "2Connect Acquisition Corp." ("Acquisition")
                           (collectively the "Company") through a merger with Bobby Allison Cellular Systems of Florida, Inc.
                           ("Bobby Allison") owns and operates 89 mall-based specialty retail locations in the southeastern United
                           States offering cellular and pager service under the names "Bobby Allison Wireless" and "Bobby Allison
                           Cellular and Pager." The Company operates in a single business segment.


                           The historical financial statements included herein are those of Bobby Allison up to 11:59 p.m. on December 31, 1998, the merger date as further described in Note 1(D). Immediately after the merger, the Company's balance sheet included the accounts of 2Connect and Acquisition (which includes those of Bobby Allison).

                            (A)      Going Concern and Management's Plans
                                     ------------------------------------
                                     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has $1,900,000 and $500,000 of debt which matures on May 1, 2001 and May 4, 2001,
                                     respectively. The lenders have previously extended the maturity of this debt for approximately 30-day increments since the end of January 2001. The Company is attempting to refinance this debt and has requested that the lender of the $1,900,000 extend the debt's maturity for one-year. The Company has not yet refinanced either debt and can not be assured that the lenders will extend the debt beyond the current maturity dates. The $1,900,000 debt is collateralized by a second lien on the parent Company's accounts receivable and inventory and $1,000,000 of this debt is guaranteed by Sterne Agee & Leach Group and certain stockholders. The $500,000 debt is collateralized by a certificate of deposit owned by Sterne,

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Agee & Leach Group. In addition, at December
                                    31, 2000, the Company had a working capital deficit of approximately $772,000 resulting from the classification of the above debt as current liabilities and is not expected to have sufficient working capital to repay the $1,900,000 debt, if it can not be extended or refinanced. These financial considerations raise substantial doubt about the Company's ability to continue as a going concern.

                                    Management's plans include seeking the
                                    refinancing of the $1,900,000 debt with the current lender or securing a broader debt financing arrangement to refinance the $1,900,000 and $500,000 debt and to obtain additional working capital to be used to reduce accounts payable and continue its store expansion. If the Company is only successful in refinancing the $1,900,000 of debt, the Company expects to have sufficient cash flow from operations to repay the $500,000 upon its maturity date. The Company's guarantors have agreed to stand still on seeking collection of any guaranty payments from the Company until May 1, 2002 (the "stand still period") in the event that either the Company's guarantors are required to make payments against the guarantees or a guarantor's certificate of deposit is foreclosed upon. This agreement with the guarantors will allow the Company to seek sufficient financing to repay this debt during the stand still period. The Company's guarantors also have contingent options to convert debt they are required to repay on the Company's behalf into common stock of the Company at a ratio of $10 and $2.50 per share on up to $1,000,000 and $500,000 in debt, respectively.

                                    On February 21, 2001, the Company entered into a letter agreement with a regional investment banking firm who has a particular expertise in the wireless area and who is currently assisting the Company to structure a private placement to certain institutional and/or other accredited investors. However, no capital has yet been raised and there is no assurance that such investment banker will be able to obtain

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    the necessary financing, or if available, that such financing will be on terms acceptable to the Company. The Company's inability to refinance or otherwise raise capital sufficient to repay its maturing debt will have a material adverse effect on its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                           (B)      Plan of Reorganization

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

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                           (C)      Restated Articles of Incorporation

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

                           (D)      Merger

                                    On December 31, 1998, pursuant to the Merger
                                    Agreement, Bobby Allison merged with and into Acquisition, and the following occurred:

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                           (F)      Goodwill and Other Intangible Assets

                                    Intangible assets, substantially goodwill, are carried at cost and amortized under the straight-line method generally over ten years, the estimated useful life. Goodwill represents the excess cost of the acquired businesses over the fair value of net assets acquired. At December 31, 2000, unamortized goodwill and other intangible assets of $276,338 were not considered to be impaired.

                           (G)      Revenue Recognition

                                    The Company's revenue recognition policies are:

                                    Product Sales - Revenue from retail product sales is recorded upon customer purchase and delivery.

                                    Activation Income - The Company receives an activation commission from the applicable cellular carrier when a customer initially subscribes for the cellular carrier's service. The amount of the activation commission paid by cellular carriers is based upon the service plan offered by the carrier and is recognized by the Company at the time of sale. New subscription activation commissions are fully refundable if the subscriber cancels its subscription prior to completion of a

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    minimum period of continuous active service
                                    (generally 90 days). Customers generally sign a service agreement with the Company that the customer reimburse the Company for lost activation commissions in the event of the early cancellation of service. The Company accrues for estimated deactivation losses, net of cancellation fees, by reducing revenues and by creating a reserve against carrier accounts receivable. The reserve is reflective of the historical cancellation experience.

                                    The Company also records income received from vendors related to market development activities as activation income when all provisions in the related agreements have been fulfilled and the right to retain amounts received have vested with the Company. These agreements generally require the Company to achieve specified levels of new activations before the income is paid to the Company.

                                    AT&T activation commissions accounted for approximately 28% and 48% of the Company's net revenues for the year ended December 31, 2000 and 1999, respectively. Accounts receivable from AT&T accounted for approximately 43% and 46% of the total net accounts receivable at December 31, 2000 and 1999, respectively.

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

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                    The following table sets forth the
                                    computation of diluted earnings per common share for the years ended December 31:

                                                                                          2000       1999
                                    -----------------------------------------------------------------------
                                    Income available to common stockholders            $ 483,881   $439,320
                                    Tax benefit from assumed exercise of stock
                                      options                                             62,165     22,578
                                    Preferred stock dividends                            189,660    132,446
                                    -----------------------------------------------------------------------

                                    Income available to common stockholders
                                      assuming conversion of options and preferred
                                      stock                                            $ 735,706   $594,344
                                    =======================================================================

                                    Denominator for basic earnings per common share
                                      - weighted-average shares                          480,000    480,000
                                    Effects of dilutive securities - options and
                                      preferred stock                                    430,717    278,594
                                    -----------------------------------------------------------------------

                                    Adjusted weighted-average shares (denominator)       910,717    758,594
                                    =======================================================================

                                    Diluted earnings per common share                  $     .81   $    .78
                                    =======================================================================

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (J)      Advertising Costs

                                    The Company expenses advertising costs as incurred. The total advertising costs charged to expense, net of vendor co-op advertising rebates, was $98,766 and $10,023 for the years ended December 31, 2000 and 1999, respectively.

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

                           (L)      Recent Accounting Pronouncements

                                    In June 1998, the Financial Accounting
                                    Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognized income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company's adoption of the new standard on January 1, 2001 had no affect on its financial statements.

                                    In March 2000, the Financial Accounting
                                    Standards Board issued Interpretation No. 44
                                    ("FIN 44"), Accounting for Certain
                                    Transactions Involving Stock Compensation, on interpretation of APB Opinion No. 25. FIN 44 clarifies the

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and
                                    (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position or results of operations.

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

                           (M)      Reclassifications

                                    Certain items have been reclassified in the 1999 financial statements to conform to the 2000 presentation.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   DEBT                  Long-term debt to unrelated parties consists of:

                           December 31,                                                     2000         1999
                           --------------------------------------------------------------------------------------
                           8.5% bank notes refinanced February 1999, payable
                            $11,066 monthly beginning March 1999 through
                            February 2002, including interest;
                            collateralized by receivables, inventories,
                            equipment, furniture, fixtures, intangibles
                            and personal guaranty of two stockholders                    $  145,537    $  260,249

                           Variable prime plus 1% (10.5% at December 31,
                            2000) line of credit, converted to a term loan
                            on November 11, 2000; principal of $13,760 plus
                            interest payable monthly through November 2003;
                            collateralized by receivables, inventories,
                            equipment, furniture, fixtures, intangibles and
                            personal guaranty of two stockholders                           467,824       500,000

                           Variable at prime (9.5% at December 31, 2000),                 1,896,644     1,000,000
                            adjusted to prime plus .25% at January 31, 2001,
                            line of credit, maximum limit of $1,900,000;
                            principal due on May 1, 2001; interest payable
                            monthly; collateralized by a second position on
                            the Company's assets and $1,000,000 is
                            guaranteed by Sterne, Agee & Leach Group, a
                            director and certain stockholders (see Note
                            1[A]).

                           9% bank note, interest only payable monthly with
                            principal due May 31, 2001, collateralized by a
                            $500,000 certificate of deposit owned by Sterne,
                            Agee & Leach Group (see Note 1[A]).                             500,000            --

                           Debt discount, net of accumulated amortization of
                            $17,583 and $10,955 (Note 7)                                    (35,167)      (94,005)

                           Other note payable                                                    --        10,838
                           --------------------------------------------------------------------------------------

                                                                                          2,974,838     1,677,082
                           Less current maturities                                        2,561,758       417,697
                           --------------------------------------------------------------------------------------

                           Long-term debt, less current maturities                       $  413,080    $1,259,385
                           ======================================================================================

                           Future maturities of long-term debt are as follows:
                           $2,561,758 - 2001; $310,651 - 2002; and $102,429 -
                           2003.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           Long-Term Debt to Related Parties

                           The Company has two unsecured 7.5% debenture notes payable to stockholders, payable quarterly at $11,729 per note, including interest, through December 2001. The required payments were not made in 2000 under these notes. The entire balance is due in 2001. At December 31, 2000 and 1999, the total outstanding balance was $126,317 and $187,310, respectively.

4.   DEFERRED              During 1998, the Company negotiated an agreement with
     INCOME                a supplier whereby the supplier agreed to convert a
                           note payable with an outstanding balance of $262,022 to a market development funds payment. In January
                           1999, the supplier paid the Company an additional
                           $200,000 in market development funds, under the same agreement, to assist the Company with costs related to the opening of new stores in the suppliers market.

                           Under the terms of the agreements, the conversion of the debt is cancelable and the $200,000 is refundable if certain events occur, including the termination of a related agreement with cause. The Company defers the recognition of market development funds until the risk of repayment no longer exists. The Company recognized 50% of the deferred income on November 30, 1999 and the balance was recognized November 30, 2000. The Company had $231,011 of deferred income related to this supplier as of December 31, 1999.

                           Deferred income also includes billed but unearned beeper service revenue as of December 31, 2000 and 1999 of $59,604 and $50,680, respectively.

5.   PREFERRED STOCK       At  December 31,  2000, the Company had a total of
                           109 shares of Series A, B and C Preferred Stock outstanding, each with an initial purchase price
                           (face value) of $25,000 per share. The Series A and B
                           Preferred Stock carry a mandatory redemption feature whereby these shares are redeemable at face value five years after the

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           issuance date provided the Company has funds legally available to do so. As a result, the Series A and B Preferred Stock has been recorded outside of the stockholders' equity section of the Company's consolidated balance sheet.

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

                           Conversion Rate

                           Each share of Series A and Series B Preferred Stock has a face value of $25,000 per share and is convertible into 4,166 shares of common stock, or $6.00 per common share ("Conversion Ratio"). Each share of the Series C Preferred Stock has a face value of $25,000 per shares and is convertible into 2,500 shares of common stock, or $10 per common share. The Restated Articles provide that the Conversion Ratio shall be adjusted for various corporate actions of the Company to protect the holders of the preferred stock against dilution, including, but not limited to, stock splits, stock dividends, mergers, reorganization and recapitalizations. The Conversion Ratio shall also be adjusted for the sale of any shares of common stock at a price of less than the conversion price, excluding stock options granted before the filing of the Restated Articles, of which there were none, or granted pursuant to a duly adopted stock option plan for which no more than 10% of the

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           outstanding common stock shall be reserved for issuance.

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

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                           The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees at exercise prices which equal or exceed the market price of the Company's common stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           price at the date of grant.

                           Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair market value based on the method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2000 and 1999, respectively: no dividend yield, an expected life of five years; expected volatility of .1%, and a risk-free interest rate of 6%. Under the accounting provisions of FAS 123, the Company's net income applicable to common stock and income per share would have been decreased to the pro forma amounts indicated below:

                           Year ended December 31,                                   2000          1999
                           --------------------------------------------------------------------------------
                           Net income applicable to common stockholders:
                             As reported                                           $ 483,881   $ 439,320
                             Pro forma                                               276,044     290,580

                           Basic earnings per common share:
                             As reported                                           $    1.01   $     .92
                             Pro forma                                                   .58         .61

                           Diluted earnings per common share:
                             As reported                                           $     .81   $     .78
                             Pro forma                                                   .30         .56
                           --------------------------------------------------------------------------------

                           Non-Plan Options

                           The Company issued non-plan options to purchase 7,500 shares of common stock on December 31, 1998 pursuant to the execution of a license agreement (see Note
                           12). The value of these options as

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           determined by the Black-Scholes valuation model was not material to the financial statements.

                           In November 1999, the Company issued non-plan contingent vesting options to Sterne Agee and a stockholder to purchase 100,000 shares of the Company's common stock at $10 per share. The options were issued as consideration for loan guarantees and vest only in the event the optionee is required to satisfy the guarantee of the $1,000,000 (now $1,900,000) line of credit. The options expire upon the occurrence of either the loans being repaid by the Company or the guarantors are otherwise released from their guarantee. The fair value of the contingent vesting options would be determined on the option vesting date using the Black-Scholes valuation model and would be charged to operations as of that date.

                           In November 2000, the Company issued non-plan contingent vesting options to Sterne, Agee to purchase 200,000 shares of the Company's common stock at $2.50 per share. The options were issued as consideration for loan guarantees and vest only in the event the optionee is required to satisfy the guarantee of the $500,000 bank note. The options expire upon the occurrence of either the loans being repaid by the Company or the guarantors are otherwise released from their guarantee. The fair value of the contingent vesting options would be determined on the option vesting date using the Black-Scholes valuation model and would be charged to operations as of that date.

                           The following table summarizes information about employee plan and non-plan stock option activity for the periods ended December 31, 1999 and 2000:

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Weighted-Average
                                                                               Weighted-Average      Fair Value of
                                                                      Shares     Exercise Price    Options Granted
                                  --------------------------------------------------------------------------------
                                  Outstanding, December 31, 1998       7,500             $6.00            $  --
                                    Granted, at market value         155,500              8.65             1.68
                                  --------------------------------------------------------------------------------

                                  Outstanding, December 31, 1999     163,000              8.49               --
                                    Granted, at market value          45,100             10.00             4.46
                                    Granted, below market value      200,000              2.50             2.50
                                    Canceled                          (2,200)             8.73               --
                                  --------------------------------------------------------------------------------

                                  Outstanding, December 31, 2000     405,900             $4.30
                                  ================================================================================

                                   At December 31, 2000 and 1999, a total of
                                   65,800 and 52,000 options, respectively, were exercisable at a weighted-average exercise price of $6.58 and $6.00, respectively. All options granted in 1999 and 2000 were plan options.

                                   The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                              Options Outstanding                  Options Exercisable
                                                   ------------------------------------------  ---------------------------
                                                                  Weighted-      Weighted-                       Weighted-
                                                                   Average        Average                         Average
                                  Range of                Number  Exercise      Remaining           Number       Exercise
                                  Exercise Prices    Outstanding     Price           Life      Exercisable          Price
                                  -----------------------------------------------------------  ---------------------------
                                  Employee Plan
                                    and Non-Plan
                                    Options

                                  $ 6.00               160,800     $ 6.00         8 YEARS         48,800         $ 6.00
                                  $10.00               245,100     $10.00      4.58 YEARS          9,500          10.00
                                  ----------------------------------------------------------------------------------------

                                                       405,900     $ 4.26                         58,300         $ 6.65
                                  ========================================================================================

                                  Non-Employee
                                    Non-Plan Options

                                  $ 6.00                 7,500     $ 6.00         8 YEARS          7,500          $6.00
                                  ========================================================================================

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   WARRANTS              In November 1999, the Company issued warrants to
                           Sterne Agee and a stockholder to purchase 41,000 shares (as adjusted for certain provisions in the agreements) of the Company's common stock at $10 per share and that expire in November 2003. The warrants were issued as consideration for loan guarantees made by the warrant holders related to the then-$1,000,000 line of credit ($1,900,000 at December 31, 2000). The warrants were valued at $104,960 using the Black-Scholes valuation model assuming no dividend yield, an expected life of ten years, expected volatility of .1%, a risk-free interest rate of 6.0% and have been recorded as debt discount. The debt discount is being amortized through January 3, 2001, the date the loan becomes due on demand. At December
                           31, 1999, the unamortized debt discount totaled
                           $94,005 and was expensed in 2000. In the event that the guarantors are required to satisfy the guaranty, then the guarantors will be assigned all rights, security and protections of the lender. At their option, the guarantor, or any of them, may exchange their payment on the guaranty for common stock of the Company at $10.00 per share pursuant to a contingent option agreement.

                           In November 2000, the Company issued warrants to Sterne Agee to purchase 25,000 shares of the Company's common stock at $10 per share and that expire in November 2004. The warrants were issued as consideration for loan guarantees made by the warrant holders related to the $500,000 note payable to a bank. The warrants were valued at $52,750 using the Black-Scholes valuation model assuming no dividend yield, an expected life of ten years, expected volatility of .1%, a risk-free interest rate of 6.0% and have been recorded as debt discount. The debt discount is being amortized through February 27, 2001, the date the loan becomes due. At December 31, 2000, the unamortized debt discount totaled $35,167.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAXES          Deferred income taxes at December 31, 2000 and 1999
                           consist of the following:

                                                                                           2000          1999
                                  --------------------------------------------------------------------------------
                                  CURRENT DEFERRED TAX ASSET:
                                    Accounts receivable allowance                      $  108,000    $   31,000
                                  --------------------------------------------------------------------------------

                                  Total current deferred tax asset                     $  108,000    $   31,000
                                  ================================================================================

                                  NONCURRENT DEFERRED TAX ASSETS:
                                    Leasehold improvements                             $  148,000    $   64,000
                                  --------------------------------------------------------------------------------

                                  Total noncurrent deferred tax assets                 $  148,000    $   64,000
                                  ================================================================================

                                   Significant components of income tax expense are as follows:

                                                                                           2000          1999
                                  --------------------------------------------------------------------------------
                                  Current:
                                    Federal                                           $   590,000   $   259,000
                                    State                                                 104,000        28,000
                                  --------------------------------------------------------------------------------

                                                                                          694,000       287,000
                                  --------------------------------------------------------------------------------

                                  Deferred:
                                    Federal                                              (143,676)       75,000
                                    State                                                 (25,000)       10,000
                                  --------------------------------------------------------------------------------

                                                                                         (168,676)       85,000
                                  --------------------------------------------------------------------------------

                                                                                      $   525,324   $   372,000
                                  ================================================================================

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           The following summary reconciles differences from taxes at federal statutory rates with the effective rate:

                                                                                                2000       1999
                                  --------------------------------------------------------------------------------
                                  Federal income taxes at statutory rates                        34%        34%
                                  State taxes                                                     5%         5%
                                  Nondeductible expenses                                          4%        --
                                  --------------------------------------------------------------------------------

                                  Income tax expense at effective rates                          43%        39%
                                  ================================================================================

9.   LEASES

                           The Company has entered into various leases for equipment, office and retail facilities. Future minimum lease payments under noncancelable operating leases at December 31, 2000 are as follows:

                                  Year ending December 31,
                                  --------------------------------------------------------------------------------
                                  2001                                                           $    4,256,489
                                  2002                                                                3,901,179
                                  2003                                                                3,596,190
                                  2004                                                                3,380,545
                                  Thereafter                                                          8,843,398
                                  --------------------------------------------------------------------------------

                                  Total minimum payments required                                $   23,977,801
                                  ================================================================================

                           Several retail facility lease agreements provide for additional lease payments based upon various operating expenses of the lessor. These amounts have been estimated for future periods utilizing amounts charged in 1998. Rent expense for the years ended December 31, 2000 and 1999 was $3,852,010 and
                           $1,757,039, respectively.

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  PROFIT-SHARING        The Company has a 401(k) profit sharing plan that
     PLAN                  covers substantially all employees. Participants may
                           contribute up to the lesser of 10% of their annual compensation or the maximum amount allowable under provisions of the Internal Revenue Code. The Plan requires Company contributions equal to 25% of each participant's contribution up to 5% of compensation.
                           Company contributions to the plan were $10,275 and $7,200 for 2000 and 1999, respectively.


11.  LITIGATION            In September 2000, the Company filed a complaint in
                           Circuit Court in Pinellas County Florida, seeking the reforming of a contract with PowerTel to include oral agreements alleged to have been made between the Company. The Company is in settlement discussions with PowerTel regarding the payment activation fees by PowerTel and the payment of accounts payables due
                           PowerTel by the Company. At December 31, 2000, the
                           Company's financial statements include gross activation fees due from PowerTel of approximately
                           $430,000 and approximately $1,273,000 in accounts payable due to PowerTel.


12.  COMMITMENTS           License Agreement
     AND
     CONTINGENCY           The Company has a license agreement with
                           Robert A. Allison a/k/a/ Bobby Allison ("Mr.
                           Allison"), the renown NASCAR driver, whereby the Company may utilize Mr. Allison's name in connection with its operations. The agreement requires Mr.
                           Allison to make eight personal promotional appearances and spend up to 48 hours on advertising campaigns such as television, radio or print advertisement.

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

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           during the first five-year renewal period, $58,000 per year for the second five-year renewal period, $63,900 during the third five-year renewal period, $70,300 per year during the fourth five-year renewal period and $77,300 per year during the fifth five-year renewal period ("Fixed Fees").

                           In addition to the Fixed Fees, the Company will pay Mr. Allison a contingent fee equal to the difference between that amount which is equal to one-tenth of one percent of the Company's annual net sales, and the Fixed Fee for such year with respect to the Company's first $100 million of annual net sales plus that amount equal to three-hundredths of one percent of annual net sales over $100 million. No amounts were due under this agreement for 1999 or 2000.

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

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           end of such initial 12-month period and each 12-month period thereafter, the Company's Board of Directors shall review the Officers' annual salary to determine the next 12 months' annual compensation provided, however, that the Officers' annual salary shall be increased a minimum of 6% each year.

                           The officers are each covered by an incentive compensation plan which provides additional compensation equal to 4% (8% in total) of the Company's pre-tax net income before accrued incentive compensation for any applicable employment year. The Company accrued approximately $109,000 at December 31, 2000 under the incentive compensation plan.

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

                                              BOBBY ALLISON WIRELESS CORPORATION
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SUPPLEMENTAL CASH FLOW  Supplemental cash flow information is as follows:
     INFORMATION

                               Year ended December 31,                                  2000          1999
                               --------------------------------------------------------------------------------
                               Cash paid for interest                               $  472,822    $   93,839
                               ================================================================================

                               Noncash financing and investing activities:
                                 Change in accrued preferred stock dividends        $   17,509    $   44,358
                                 Issuance of warrants                                   52,750       104,960
                               ================================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         At the time of the Company's initial public offering, the Company's balance sheet for the fiscal year ended December 31, 1996 and the related statements of operations and deficit accumulated during the development stage, shareholders equity and cash flows for the period from April 19, 1996 (date of inception) to December 31, 1996 were audited by the independent accounting firm of KPMG, LLP, formerly known as KPMG Peat Marwick LLP ("KPMG"). KPMG expressed its unqualified opinion as to such financial statements of the Company in its report dated February 20, 1997, except as to the last paragraph of Note 9, which is as of May 5, 1997.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the current executive officers and directors of the Company.

       Name                            Age                              Position
------------------------            ---------         --------------------------------------------------
Robert L. McGinnis                      59            Chairman of the Board, Chief Executive Officer and
                                                      Treasurer
James L. Ralph                          36            President, Secretary and Director

William L. McMahon                      48            Chief Financial Officer

Alec Pleet                              41            Senior Vice President of New Market Development

Kevin Killoran                          30            Vice President of Marketing and Merchandising

James S. Holbrook, Jr.                  55            Director

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

         William L. McMahon has served as the Chief Financial Officer of the Company since October 2, 2000. From June of 1998 until October 2000, Mr. McMahon served as the Chief Financial Officer of Serengeti Eyewear, Inc., a sunglasses distributor. Prior to June of 1998, Mr. McMahon was the Director of Corporate Development for Uniroyal Technology Corporation, a plastic manufacturer.

         Alec Pleet has served as Senior Vice President of New Market Development since May 1999. Mr. Pleet previously served as the Director of Sales and Marketing for PrimeCo Personal Communications, Inc., which was part of the carrier consolidation now known as Verizon.

         Kevin Killoran has served as Vice President of Marketing and Merchandising since December 2000. From May 1998 to December 2000, Mr. Killoran served as Director-Marketing and Merchandising. Prior to May 1998, Mr. Killoran was the Secretary and Manager of Marketing and Store Development for the Company prior to the merger under the name 2Connect Express, Inc. which declared Chapter 11 bankruptcy in January 1998 as described in Item 1. Description of Business.

         James S. Holbrook, Jr. has served as Director since December 31, 1998 and served as Chairman of Board and Chief Executive Officer from August 27, 1998 until December 31, 1998. Mr. Holbrook is, and has for the past five years been, the chief executive officer of Sterne Agee and its affiliated companies. Mr. Holbrook is the Chairman of the Board of SAL Trust Preferred Fund I.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of the Common Stock ("Section 16 Insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC").
Section 16 Insiders are required by the SEC regulations to furnish the Company with copies of all SEC forms required under Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a) Forms"). Based solely on review of the
Section 16(a) Forms as furnished to the Company, the Company believes that for the period from January 1, 2000 through December 31, 2000, all Section 16 Insiders filed their Section 16(a) Forms in a timely manner, except that (i) Sterne, Agee & Leach Group, Inc. Sterne, Agee & Leach, Inc., The Trust Company of Sterne, Agee & Leach, Inc. and James S. Holbrook, Jr. filed certain Form 4 transactions occurring in November 2000 late on their Form 5 and (ii) William L. McMahon was late filing his Form 3.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference pursuant to General Instruction E(3) to form 10-KSB from the Company's definitive proxy statement for the 2001 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulations 14A on or before April 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference pursuant to General Instruction E(3) to form 10-KSB from the Company's definitive proxy statement for the 2001 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulations 14A on or before April 30, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference pursuant to General Instruction E(3) to form 10-KSB from the Company's definitive proxy statement for the 2001 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulations 14A on or before April 30, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The exhibits required to be filed by this Item 13(a) are listed herein on the Index to Exhibits on page 54 and are hereby incorporated herein by reference.

(b) Reports on Form 8-K: The Company did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                BOBBY ALLISON WIRELESS CORPORATION




                                By:  /s/ Robert L. McGinnis
                                    --------------------------------------------
                                Name:  Robert L. McGinnis
                                Title: Chairman of the Board and Chief Executive
                                       Officer

           Signature                                         Title                                  Date
------------------------------------     --------------------------------------------------   ---------------
/s/Robert L. McGinnis                    Chairman of the Board, Chief Executive Officer       April 16, 2001
------------------------------------     (Principal Executive Officer) and Treasurer
Robert L. McGinnis



/s/William L. McMahon                    Chief Financial Officer (Principal Financial and     April 16, 2001
------------------------------------     Accounting Officer)
William L. McMahon



/s/James L. Ralph                        President, Chief Operating Officer, Secretary and    April 16, 2001
---------------------------              Director
James L. Ralph



/s/James S. Holbrook, Jr.                Director                                             April 16, 2001
---------------------------
James S. Holbrook, Jr.

                                   FORM 10-KSB
                                INDEX TO EXHIBITS

           Exhibit
           Number                                   Description                                       Page
           -------        ------------------------------------------------------------------          ----

               3.1        Second Restated Articles of Incorporation of the
                          Company (11)

               3.2        Bylaws of Company (1)

               3.3        Amendment to Bylaws dated June 1, 1999 (9)

               4.1        Specimen Common Stock Certificate of Company

               4.2        Form of Warrant(12)

               4.3        Form of Option Agreement(12)

               4.4 Sections 4.2 and 4.3 of the Second Restated Articles of Incorporation of the Company (11)

               4.5        Specimen Series A Preferred Stock Certificate

               4.6        Specimen Series B Preferred Stock Certificate

               4.7        Specimen Series C Preferred Stock Certificate

               9.9*       Voting Trust Agreement with Marc D. Fishman (1)

             10.01*       Management Agreement between the Company and Bobby
                          Allison Cellular Systems of Florida, Inc. (2)

             10.02*       Agreement by an between the Company and Sterne, Agee &
                          Leach, Inc. dated August 27, 1998 (3)

             10.03*       Debtor's Amended Plan of Reorganization file June 24,
                          1998 (4)

             10.04* Second Amended Disclosure Statements for Amended Plan of Reorganization filed June 24, 1998 (4)

             10.05* First Modification to Amended Plan of Reorganization dated August 7, 1998 (4)

             10.06*       First Modification to Second Amended Disclosure
                          Statement dated August 7, 1998 (4)

             10.07* Second Modification to Amended Plan of Reorganization filed August 28, 1998 (4)

             10.08        Merger Agreement by and among the Company, 2Connect
                          Acquisition Corp., Bobby Allison Cellular Systems of
                          Florida, Inc. and the shareholders of Bobby Allison
                          Cellular Systems of Florida, Inc. dated May 1, 1998, as amended October 26, 1998. (5)

             10.09        Employment Agreement of Robert L. McGinnis (5)

             10.10        Employment Agreement of James L. Ralph (5)

             10.11        License Agreement with Robert A. Allison a/k/a Bobby
                          Allison (9)

             10.12**      Exclusive Regional Retail Dealer Agreement, effective
                          December 1, 1998, by and between Bobby Allison
                          Cellular Systems of Florida, Inc. and AT&T Wireless
                          Services of Florida, Inc. d/b/a AT&T Wireless
                          Services. (10)

             10.13        Bobby Allison Wireless Corporation 1999 Stock Option
                          Plan (9)

             10.14(a)     Promissory Note between Bobby Allison Wireless
                          Corporation and SouthTrust Bank, National Association, in the amount of $350,000 dated February 24, 1999 (8)

             10.14(b)     Business Loan Agreement between Bobby Allison Wireless
                          Corporation and SouthTrust Bank, National Association, dated February 24, 1999 (8)

             10.14(c)     Commercial Security Agreement between Bobby Allison
                          Wireless Corporation and SouthTrust Bank, National
                          Association, dated February 24, 1999 (8)

             10.15(a)     Promissory Note between Bobby Allison Wireless
                          Corporation and SouthTrust Bank, National Association, in the amount of $500,000 dated February 24, 1999 (8)

             10.15(b)     Business Loan Agreement between Bobby Allison Wireless
                          Corporation and SouthTrust Bank, National Association, dated February 24, 1999 (8)

             10.15(c)     Commercial Security Agreement between Bobby Allison
                          Wireless Corporation and SouthTrust Bank, National
                          Association, dated February 24, 1999 (8)

             10.16        Colonial Bank Commercial Promissory Note and Security
                          Agreement dated November 17, 1999(12)

             10.17(a)     Colonial Bank Commercial Promissory Note and Security
                          Agreement dated effective February 23, 2000 (13)

             10.17(b)     Modification Agreement dated February 23, 2000 (13)

             10.18        Split-Dollar Agreement of Robert L. McGinnis (13)

             10.19        Split-Dollar Agreement of James L. Ralph (13)

             10.20        Bobby Allison Wireless Corporation Incentive
                          Compensation Plan for Robert L. McGinnis (13)

             10.21        Bobby Allison Wireless Corporation Incentive
                          Compensation Plan for James L. Ralph (13)

             10.22        Colonial Bank Commercial Promissory Note and Security
                          Agreement dated May 25, 2000

             10.23        Employment Agreement of William L. McMahon (14)

             10.24***     Nonexclusive Multi-Market Digital Multi-Network Retail
                          Dealer Agreement, effective as of December 1, 2000, by and among Bobby Allison Wireless, Inc., AT&T Wireless
                          Services of Florida, Inc. and AT&T Wireless PCS, LLC

             10.25(a)     The Bank Promissory Note dated November 29, 2000

             10.25(b)     The Bank Security Agreement dated November 29, 2000

             10.25(c)     The Bank Third Party Pledge Agreement dated November
                          29, 2000

             10.26(a)     The Bank Promissory Note dated March 30, 2001

             10.26(b)     The Bank Security Agreement dated March 30, 2001

             10.27        Colonial Bank Commercial Promissory Note and Security
                          Agreement dated February 23, 2001

             10.28        Colonial Bank Commercial Promissory Note and Security
                          Agreement dated March 31, 2001

             16.1         Letter of KPMG LLP on change of accountants (6)

             21.1         Subsidiaries of Bobby Allison Wireless Corporation

---------------

      * Each of these documents have either expired, were terminated or were consummated upon the confirmation of the Company's Plan of Reorganization confirmed by the U.S. Bankruptcy Court, Southern District of Florida on October 27, 1998.

      ** Certain provisions of this exhibit are subject to an order of confidential treatment issued by the Securities and Exchange Commission.

      *** Certain provisions of this exhibit are subject to an order of confidential treatment issued by the Securities and Exchange Commission

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

      (7) The Bobby Allison Wireless Corporation f/k/a 2Connect Express, Inc. Current Report on Form 8-K for the event occurring on March 1, 1999 (Commission File No. 000-22251), is incorporated by reference to
            Part III of this report.

      (8) Amendment No. 1 to the Bobby Allison Wireless Corporation Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 (Commission File No. 000-22251), is incorporated by reference into
            Part III of this report.

      (9) The Bobby Allison Wireless Corporation Annual Report on Form 10-KSB for the year ended December 31, 1998 (Commission File No. 000-22251), is incorporated by reference to Part III of this report.

      (10) Amendment No. 1 to the Bobby Allison Wireless Corporation Annual Report on Form 10-KSB for the year ended December 31, 1998 (Commission File No. 000-22251), is incorporated by reference to
            Part III of this report.

      (11) The Bobby Allison Wireless Corporation Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 (Commission File No. 000-22251), is incorporated by reference into Part III of this report.

      (12) The Bobby Allison Wireless Corporation Current Report on Form 8-K for the event occurring on November 19, 1999 (Commission File No. 000-22251), is incorporated by reference to Part III of this report.

      (13) The Bobby Allison Wireless Corporation Annual Report on Form 10-KSB for the year ended December 31, 1999 (Commission File No. 000-22251), is incorporated by reference to Part III of this report.

      (14) The Bobby Allison Wireless Corporation Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 (Commission File No. 000-22251) is incorporated by reference to Part III of this report.