Form 10QSB
period 2001-03-31
BOBBY ALLISON WIRELESS CORP
filed 2001-05-15
CIK 1021294

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended March 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                    to
                               ------------------    -------------------

Commission file number      000-22251
                       --------------------------------------------------------

                       BOBBY ALLISON WIRELESS CORPORATION
  ----------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                      65-0674664
-------------------------------------------------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification No.)
Incorporation or Organization)

               1200 Starkey Road, Suite 105, Largo, Florida 33771
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (727) 584-7902
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

              2055 Lake Avenue, S.E., Suite A, Largo, Florida 33771
-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Yes [ ]              No   [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 480,000 of Common Stock, par value $0.01 per share, as of May 7, 2001.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY

                                      INDEX


                                                                                  PAGE
                                                                                  -----
PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated balance sheets -
March 31, 2001 and December 31, 2001                                                3

Consolidated statements of operations-
three months ended March 31, 2001 and March 31, 2000                                5

Consolidated statements of cash flows-
three months ended March 31, 2001 and March 31, 2000                                6

Notes to consolidated financial statements                                          7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.                 9



PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                        13

ITEM 2.  CHANGES IN SECURITIES.                                                    13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                          13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                      13

ITEM 5.  OTHER INFORMATION.                                                        13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                         14

PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS


                                                                                        March 31, 2001          December 31, 2000
                                                                                        --------------          -----------------
                                                                                         (unaudited)
ASSETS

CURRENT:
   Cash                                                                            $   382,982                $   470,280
   Accounts receivable, less allowance for doubtful accounts of
     $299,334 and $662,998                                                           5,774,370                  4,729,036
   Related party receivable                                                                 --                     36,989
   Prepaid expenses                                                                     10,853                     23,388
   Inventories                                                                       3,052,507                  3,268,070
   Deferred tax asset                                                                  108,000                    108,000
                                                                                   -----------                -----------

   TOTAL CURRENT ASSETS                                                              9,328,712                  8,635,763
                                                                                   -----------                -----------

   LEASEHOLD IMPROVEMENTS AND EQUIPMENT, AT COST:                                    6,374,027                  5,308,902
   Less accumulated depreciation                                                     1,977,006                  1,584,281
                                                                                   -----------                -----------

   NET LEASEHOLD IMPROVEMENTS AND EQUIPMENT                                          4,397,021                  3,724,621
                                                                                   -----------                -----------

   OTHER ASSETS:
   Goodwill and other intangible assets, net of accumulated
     amortization of $81,289 and $74,289                                               267,580                    276,338
   Deferred tax asset                                                                  148,000                    148,000
   Deposits                                                                            109,965                     73,444
                                                                                   -----------                -----------

   TOTAL OTHER ASSETS                                                                  525,545                    497,782
                                                                                   -----------                -----------

                                                                                   $14,251,278                $12,858,166
                                                                                   ===========                ===========

     See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                March 31, 2001         December 31, 2000
                                                                                 (unaudited)
CURRENT LIABILITIES
Accounts payable                                                                 $ 6,625,715               $ 4,923,530
Accrued expenses                                                                     741,005                 1,157,034
Accrued income tax                                                                   655,514                   579,500
Deferred income                                                                       56,033                    59,604
Current maturities of long-term debt                                               2,662,654                 2,561,758
Current maturities of related party long-term debt                                    87,306                   126,317
                                                                                 -----------               -----------

TOTAL CURRENT LIABILITIES                                                         10,828,227                 9,407,743
                                                                                 -----------               -----------

LONG-TERM LIABILITIES
Long-term debt, less current maturities                                              288,950                   413,080
Long-term related party debt, less current maturities                                     --                        --
                                                                                 -----------               -----------

TOTAL LIABILITIES                                                                 11,157,177                 9,820,823
                                                                                 -----------               -----------

PREFERRED STOCK:
Series A convertible preferred stock, $1.00 par, shares authorized
  20; outstanding 15                                                                 375,000                   375,000
Series B convertible preferred stock, $1.00 par, shares authorized
  50; outstanding 50                                                               1,250,000                 1,250,000
                                                                                 -----------               -----------

TOTAL PREFERRED STOCK                                                              1,625,000                 1,625,000
                                                                                 -----------               -----------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par; shares authorized 25 million;
  outstanding 480,000                                                                  4,800                     4,800
Series C convertible preferred stock, $1.00 par, shares authorized
  250; outstanding 44                                                              1,100,000                 1,100,000
Additional paid-in capital                                                           258,115                   258,115
Retained earnings                                                                    146,186                    49,428
                                                                                 -----------               -----------

TOTAL STOCKHOLDERS' EQUITY                                                         1,509,101                 1,412,343
                                                                                 -----------               -----------

                                                                                 $14,251,278               $12,858,166
                                                                                 ===========               ===========

        See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED
                                                          March 31, 2001              March 31, 2000

REVENUES
Product sales                                              $  4,246,189                $ 3,890,641
Activation commissions                                        5,763,516                  2,117,259
Pager services                                                  201,961                    398,058
                                                           ------------                -----------

Total revenues                                               10,211,666                  6,405,958
                                                           ------------                -----------

COST OF SALES                                                 3,696,315                  2,344,451
                                                           ------------                -----------

Gross profit                                                  6,515,351                  4,061,507
                                                           ------------                -----------

OPERATING EXPENSES:
Selling, general and administrative expenses                  5,689,023                  3,493,616
Depreciation and amortization                                   402,233                    242,338
                                                           ------------                -----------

Total operating expenses                                      6,091,256                  3,735,954
                                                           ------------                -----------

Operating income                                                424,095                    325,553

OTHER INCOME (EXPENSE):
Interest expense                                               (201,977)                   (76,783)
Interest income                                                     294                      3,290
                                                           ------------                -----------

Total other income (expense)                                   (201,683)                   (73,493)
                                                           ------------                -----------

INCOME BEFORE TAXES ON INCOME                                   222,412                    252,060
INCOME TAX EXPENSE                                              (76,014)                  (100,824)
                                                           ------------                -----------

NET INCOME                                                      146,398                    151,236
PREFERRED STOCK DIVIDENDS                                       (49,640)                   (43,508)
                                                           ------------                -----------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                $     96,758                $   107,728
                                                           ============                ===========

EARNINGS PER COMMON SHARE:
Basic                                                      $       0.20                $      0.22
                                                           ============                ===========
Diluted                                                    $       0.16                $      0.17
                                                           ============                ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                           480,000                    480,000
                                                           ============                ===========
Diluted                                                         926,790                    871,790
                                                           ============                ===========

             See accompanying notes to consolidated financial statements.

               BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                        Three Months Ended
                                                                                              March 31, 2001        March 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                          $   146,398                $ 151,236
         Adjustments to reconcile net income to net cash provided by
           (used for) operating activities:
           Depreciation and amortization                                                         402,233                  242,338
           Debt discount amortization to interest expense                                         35,167                   23,310
           Cash provided by (used for):
             Accounts receivable                                                              (1,008,345)                (611,832)
             Prepaid expenses                                                                     12,535                   (4,691)
             Inventories                                                                         215,563                  529,546
             Accounts payable                                                                  1,702,185                 (878,136)
             Deferred revenue                                                                     (3,571)                  16,528
             Accrued expenses                                                                   (328,217)                 170,167
                                                                                             -----------                ---------

         Net cash provided by (used for) operating activities                                  1,173,948                 (361,534)
                                                                                             -----------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of leasehold improvements and equipment                                     (1,065,875)                (632,695)
         Increase in deposits                                                                    (36,521)                 (16,756)
                                                                                             -----------                ---------

Net cash used for investing activities                                                        (1,102,396)                (649,451)
                                                                                             -----------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments in long-term debt                                                              (97,412)                 (70,625)
         Payments of preferred stock dividends                                                   (61,438)                 (18,259)
         Proceeds from line of credit                                                                 --                  500,000
                                                                                             -----------                ---------


Net cash provided by financing activities                                                       (158,850)                 411,116
                                                                                             -----------                ---------

NET INCREASE (DECREASE) IN CASH:                                                                 (87,298)                (599,869)
CASH, beginning of period                                                                        470,280                  624,869
                                                                                             -----------                ---------

CASH, end of period                                                                          $   382,982                $  25,000
                                                                                             ===========                =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                                     $    77,177                $  53,473
                                                                                             ===========                =========

           See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY

                  (Notes to Consolidated Financial Statements)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         BASIS OF PRESENTATION


         The unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-QSB and therefore do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain items included in these statements are based upon management estimates. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for fair presentation. The results of operations for the three months ended March 31, 2001 and March 31, 2000 are not necessarily indicative of the operating results expected for the fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. See Note 1 to those financial statements for a discussion of the recapitalization and merger with Bobby Allison Cellular Systems of Florida, Inc.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Bobby Allison Wireless Corporation and its wholly-owned subsidiary (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         NET INCOME (LOSS) PER COMMON SHARE

                           Diluted EPS includes the effect of potentially dilutive securities.

                           The following table sets forth the computation of diluted earnings per common share for the years ended March 31:



                                                                                              2001       2000
                                        ------------------------------------------------------------------------
                                        Income available to common stockholders            $  96,758   $ 107,728
                                        Preferred stock dividends                             49,640      43,508
                                        ------------------------------------------------------------------------

                                        Income available to common stockholders
                                          assuming conversion of options and preferred
                                          stock                                            $ 146,398   $ 151,236
                                        ------------------------------------------------------------------------

                                        Denominator for basic earnings per common share
                                          - weighted-average shares                          480,000     480,000
                                        Effects of dilutive securities - options and
                                          preferred stock                                    446,790     391,790
                                        ------------------------------------------------------------------------

                                        Adjusted weighted-average shares (denominator)       926,790     871,790
                                        ------------------------------------------------------------------------

                                        Diluted earnings per common share                  $    0.16   $    0.17
                                        ------------------------------------------------------------------------

         LIQUIDITY

         THE COMPANY'S FINANCIAL STATEMENTS INCLUDED IN PART 1 HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. THE COMPANY IS ATTEMPTING REFINANCE ITS BANK DEBT AND TO OBTAIN ADDITIONAL WORKING CAPITAL THROUGH OTHER SOURCES TO FUND ITS GROWTH IN NEW STORES. On November 19, 1999, the Company secured a revolving loan from Colonial Bank through which the Company was able to borrow $1 million. This line and borrowing was increased to $1,500,000 on February 23, 2000 and again to $1,900,000 on May 25, 2000. The note originally matured on January 31, 2001, was extended to March 31, 2001 and again to May 1, 2001. On April 18, 2001, Colonial Bank's credit committee approved an extension of the loan until May 2002. The Company is currently negotiating the terms of the extension with the Colonial Bank. Among the terms of the extension will be a requirement to amortize the loan at a rate of $75,000 per month until maturity. THE COMPANY EXPECTS TO COMPLETE LOAN NEGOTIATIONS AND CLOSE ON THIS LOAN EXTENSION BY MAY 17, 2001, THE EXPIRATION DATE OF THE LOAN COMMITMENT LETTER. THE COMPANY'S INABILITY TO CLOSE ON THIS LOAN WOULD RESULT IN THE LOAN BECOMING PAYABLE UPON DEMAND. THIS DEBT IS RECORDED AS A CURRENT LIABILITY ON THE COMPANY'S MARCH 31, 2001 BALANCE SHEET AND, AS A RESULT, THE COMPANY HAD A DEFICIT IN WORKING CAPITAL OF APPROXIMATELY $1.4 MILLION AND DOES NOT HAVE SUFFICIENT WORKING CAPITAL TO SATISFY THIS OBLIGATION IF IT BECOME DUE UPON DEMAND. THESE FINANCIAL CONSIDERATIONS RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. THE COMPANY'S FINANCIAL STATEMENTS INCLUDED IN PART 1 DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THESE UNCERTAINTIES. IN THE EVENT THAT EITHER THE COMPANY'S GUARANTORS ARE REQUIRED TO MAKE PAYMENTS AGAINST THE GUARANTEES, THE GUARANTORS WILL HAVE THE RIGHT TO CONVERT SUCH PAYMENTS INTO COMMON STOCK PURSUANT TO CONTINGENT OPTIONS OUTSTANDING. COMMON SHAREHOLDERS WILL SUFFER SUBSTANTIAL DILUTION PURSUANT TO THE TERMS OF THE CONTINGENT OPTIONS RELATED THERETO. THE GUARANTORS OF $1.0 MILLION OF THE COLONIAL BANK DEBT HAVE AGREED TO STANDSTILL ON SEEKING COLLECTION OF ANY GUARANTY PAYMENTS FROM THE COMPANY UNTIL MAY 1, 2002 BUT SUCH AGREEMENT DOES NOT AFFECT THE GUARANTOR'S CONTINGENT OPTION RIGHTS.

         On November 29, 2000, the Company secured a 90-day loan from The Bank of Birmingham ("The Bank") in the amount of $500,000. This loan was extended to March 31, 2001 and then to May 4, 2001. The short-term extensions were designed to accommodate extra time necessary to complete the Company's audit. The loan from The Bank was paid at maturity.

         STORE PROPERTY AND DEVELOPMENT COSTS

         Costs incurred related to site development and managing store build-out are capitalized and amortized over a period of twelve months starting with the month the store opens.

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

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transaction Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The impact of FIN 44 did not have a material effect on the Company's financial position or results of operations.

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

         DEFERRED INCOME

         During 1998, the Company negotiated an agreement with a supplier whereby the supplier agreed to forgive a note payable with an outstanding balance of $262,022. Under the terms of the agreement, the forgiveness is cancelable if certain events occur, including the termination of a related agreement with cause. The Company deferred the recognition of debt forgiveness income until the risk of repayment no longer existed and recognized 50% of the deferred income on November 30, 1999 and recognized the balance on November 30, 2000. The agreement also provided for $200,000 of supplier marketing development funds received in January 1999 to be deferred over two years and recognized using the same percentages. Deferred income also includes billed but unearned pager service revenue.

         CONTINGENCIES

         The Company is currently involved in a lawsuit against Powertel. On or about September 14, 2000, the Company filed a complaint in the Circuit Court of Pinellas County, Florida, seeking the reformation of certain terms of the Personal Communications Service (PCS) Distributor Agreement between the Company and Powertel. The Company contends that the agreement does not accurately reflect the compensation terms which were discussed prior to the execution of the agreement. During the pendancy of the suit, Powertel has not paid certain monies due the Company and the Company has not paid certain monies due Powertel. The Company and Powertel have engaged in substantive settlement discussions and have agreed to hold the litigation in abeyance pending efforts to consummate a settlement agreement. The Company believes that a settlement could be reached within the next few months. The Company has recorded $550,000 in activation commission receivables which are in dispute and has reserved for potential costs in the third quarter of fiscal 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

         The Company, headquartered in Largo, Florida, is an enclosed regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer which, as of March 31, 2001, had 101 sales locations including 45 in-line stores, 52 kiosks, and 4 retail merchandising units or RMU's (like kiosks, but smaller). The Company's products cover a broad assortment of over 600 stock-keeping units. The Company also offers a wide range of service plans offered by five service providers, AT&T Wireless Services, Cingular, Powertel, SunCom and two paging carriers.

         In 1999, the Company expanded its operation beyond the State of Florida into Georgia, South Carolina, North Carolina, Virginia and Tennessee. In 2000, the Company has continued to expand in these states and in 2001 entered the Missouri market. The Company has plans to expand into the States of Alabama and Maryland and the District of Columbia. The Company's expansion plans are dependent upon, among other things, obtaining additional capital whether in the form of debt or equity. The Company has not currently obtained the necessary financing but is currently seeking such financing. However, there is no assurance that the Company will be able to obtain the necessary financing, or if available, that such financing will be on terms acceptable to the Company. As a result, the Company may be unable to complete its expansion plans or such plans may be substantially delayed.

SOURCES OF REVENUE

         The Company's revenues are generated principally from three sources in one business segment:

         Product Retail Sales. Product retail sales involve the sale through the Company's sales locations and e-commerce web-site of cellular, and pager wireless products such as phones and pagers and related accessories such as batteries, chargers, carrying cases and hands-free kits. For the three months ended March 31, 2001, retail sales represented approximately 42% of the Company's revenues and 10% of the Company's gross profit. Since the customer makes payment at the cash register or by credit card on the e-commerce web site, retail sales do not produce any account receivables. The e-commerce web site was not launched until January 2000 and its sales to date have been immaterial. At this time, the Company is unable to determine how much, if any, contribution the e-commerce web site will have on the Company's financial results.

         Wireless Telephone Activation Income. Wireless telephone activation income consists of activation commissions when a customer initially subscribes for such carrier's services as well as other payments to the Company by its wireless carriers including market development funds. The amount of the activation commission and market development funds paid by carriers is based upon various service plans offered by and agreements with each carrier. New subscription activation commissions are fully refundable if the subscriber cancels its subscription prior to completion of a minimum period of continuous active service (generally 90 days). Customers generally sign a service agreement with the Company that the customer will reimburse the Company for lost activation commissions in the event of the early cancellation of service. The Company accrues for estimated deactivation losses, net of cancellation fees, by creating a reserve against carrier accounts receivable. The reserve is reflective of the historical cancellation experience.

         The Company renewed its contract with AT&T, historically it's largest carrier, on December 1, 2000 for a period of two years. Effective March 1, 2001 this agreement became non-exclusive in the Central and South Florida markets. On August 18, 2000, the Company entered into a nation-wide, non-exclusive agreement with Cingular for a period of three years. On

March 1, 2001, the Company began providing Cingular services in the Central and South Florida markets. Outside of these markets, the Company has non-exclusive carrier contracts with one or more of either AT&T Wireless Services, Powertel or SunCom.

         The Company does not receive any residual commissions or income under any of its contracts for wireless activations and such residual commissions are generally uncommon today. However, the Company does currently sell prepaid PCS service for Powertel, AT&T and Cingular. Prepaid service involves not only the sale of a telephone and its activation as with regular service but also includes the sale of a phone card representing a specific allotment of minutes. The prepaid service is particularly attractive to those persons who have poor credit and are unable to receive approval for a service contract as well as for parents purchasing service for their children and wish to control their usage. Once the prepaid minutes expire, the phone will not operate until the card is renewed or, if lost, a new card is purchased. The Company receives a commission each time a prepaid card is renewed or a new card is purchased. As a consequence, although not a traditional residual commission, prepaid service creates an opportunity for the Company to have a recurring revenue stream with respect to each prepaid user. Based on the Company's research of prepaid service, the Company believes that, on average, each prepaid customer renews or purchases a phone card every 8 days.

         The Company also records income received from carriers related to market development activities as activation income when all provisions in the related agreements have been fulfilled and the right to retain amounts received have vested with the Company. For the three months ended March 31, 2001, activation income represented approximately 56% of the Company's revenues, approximately 88% of the Company's gross profits.

         Pager Services. Pager services include activation commissions as well as residual payments on pagers. Pager residual payments are received for the pager airtime that the Company buys wholesale from paging carriers and then resells to individuals and small businesses. The Company sells pager services for two pager carriers. For the three months ended March 31, 2001, pager services represented approximately 2% of the Company's revenues and 2% of the Company's gross profit.

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


RESULTS OF OPERATIONS

         The following table sets fourth certain selected income statement data of the Company expressed as a percentage of net sales:


                                                                         For the Three Months
                                                                             Ended March 31,
                                                                      ---------------------------
                                                                       2001                 2000
                                                                      -----                 ----
Total Revenue ...................................................     100.0%               100.0%

Cost of Sales ...................................................      36.2%                36.6%

Gross Profit ....................................................      63.8%                63.4%

Selling, General and Administrative Expenses (Excluding .........      55.7%                54.5%
Depreciation)

Depreciation and Amortization ...................................       3.9%                 3.8%

Operating Income ................................................       4.2%                 5.1%

Interest Expense ................................................       2.0%                 1.2%

Income Tax Expense ..............................................       0.8%                 1.6%

Net Income (Loss) ...............................................       1.4%                 2.4%

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 30, 2000

         Total Revenue. Total revenue was $10,211,666 for the three months ended March 31, 2001 as compared to $6,405,958 for the three months ended March 31, 2000 or an increase of $3,805,708 or 59%. This increase reflects the increase in sales location count from 64 to 101 sales locations. Comparable sales location sales for the three months ended March 31, 2001 increased from $6,233,011 to $7,427,828 or 19.2% as compared to the three months ended March 31, 2000. Comparable stores sales include only sales locations owned and operated by the Company since January 1, 2000. The Company operated 101 stores at March 31, 2001, of which 57 have been owned and operated since January 1, 2000. See "-Sources of Revenue."

         Gross Profit. Gross profit was $6,515,351 for the three months ended March 31, 2001 as compared to $4,061,507 for the three months ended March 31, 2000 an increase of $2,453,844 or 60%. This increase largely reflects the increase in the number of stores operated during the three months ended March 31, 2001. Gross profit as a percentage of net sales increased from 63.4% in the three months ended March 31, 2000 to 63.8% in the three months ended March 31, 2001.

         Operating Expenses. Selling, general and administrative expense was $5,689,023 for the three months ended March 31, 2001 as compared to $3,493,616 for the three months ended March 31, 2000 or an increase of $2,195,407 or approximately 63%, largely as a result of the Company's store expansion. Corporate headquarter's expenses, included therein, increased due primarily to increased costs necessitated by the Company's growth and anticipated future growth including, but not limited to, the opening of a new larger corporate headquarters, support and training, advertising, marketing, merchandising, warehousing and distribution.

         Net Interest Expense. Net interest expense was $201,683 for the three months ended March 31, 2001 as compared to $73,493 for the three months ended March 31, 2000 or a increase of $128,190 or 174% due to higher average interest rates during 2001 versus 2000, higher average debt outstanding and the amortization of costs associated with a warrant issued in November 2000 as consideration for pledging a CD as collateral for a $500,000 short term loan. The borrowing outstanding at March 31, 2001 was $3,038,910 as compared to $2,317,077 at March 31, 2000.

         Net Income/Loss. The Company had net income of $146,398 for the three months ended March 31, 2001 as compared to net income of $151,236 for the three months ended March 31, 2000 or a decrease of $4,838, primarily as a result of increased operating expenses and interest costs as a result of investment spending for new stores, partially offset by increased sales and gross profits from the Company's expansion.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a $1,499,515 working capital deficit at March 31, 2001 compared to a working capital deficit of $771,980 at December 31, 2000. This decrease in working capital was primarily due to the capital requirements for new store openings in Fiscal 2001.

         Cash and Cash Equivalents

         At March 31, 2001, the Company's cash and cash equivalents aggregated $382,982, compared to $470,280 at December 31, 2000.

         Operating Activities

         The Company's net cash provided by operating activities for the three months ended March 31, 2001 was $1,173,948 as compared to net cash used for operating activities of $379,793 for the three months ended March 31, 2000.

         The Company's net accounts receivable increased $1,008,345 for the three months ended March 31, 2001 as compared to an increase of $611,832 for the three months ended March 31,2000. This increase reflected the higher store counts and higher same store sales for the three months ended March 31, 2001. Inventories decreased $215,563 for the three months ended March 31, 2001 as compared to a decrease of $529,546 for the three months ended March 31, 2000. Increases in inventory due to higher store counts were offset by decreases inventory carried at the warehouse. Accounts payable increased $1,702,185 for the three months ended March 31, 2001 as compared to a decrease in accounts payable of $878,136 for the three months ended March 31, 2000.

         Investing Activities

         The Company's investing activities increased to $1,102,396 for the three months ended March 31, 2001 as compared to $649,451 for the three months ended March 31, 2000 and was related to the purchase of equipment and leasehold improvements required to support new growth.

         Financing Activities

         The Company paid down debt by $62,245 as well paid dividends on its preferred stock in the amount of $61,438 for the three months ended March 31, 2001.

         The Company's financial statements included in Part 1 have been prepared assuming that the Company will continue as a going concern. The Company is attempting refinance its bank debt and to obtain additional working capital through other sources to fund its growth in new stores. On November 19, 1999, the Company secured a revolving loan from Colonial Bank through which the Company was able to borrow $1 million. This line and borrowing was increased to $1,500,000 on February 23, 2000 and again to $1,900,000 on May 25, 2000. The note originally matured on January 31, 2001, was extended to March 31, 2001 and again to May 1, 2001. On April 18, 2001, Colonial Bank's credit committee approved an extension of the loan until May 2002. The Company is currently negotiating the terms of the extension with the Colonial Bank. Among the terms of the extension will be a requirement to amortize part of the loan at a rate of $75,000 per month until maturity. The Company expects to complete loan negotiations and close on this loan extension by May 17, 2001, the expiration date of the loan commitment letter. The Company's inability to close on this loan would result in the loan becoming payable upon demand. This debt is recorded as a current liability on the Company's March 31, 2001 balance sheet and, as a result, the Company had a deficit in working capital of approximately $1.4 million and does not have sufficient working capital to satisfy this obligation if it become due upon demand. These financial considerations raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements included in Part 1 do not include any adjustments that might result from the outcome of these uncertainties. In the event that either the Company's guarantors are required to make payments against the guarantees, the guarantors will have the right to convert such payments into Common Stock pursuant to contingent options outstanding. Common shareholders will suffer substantial dilution pursuant to the terms of the contingent options related thereto. The guarantors of $1.0 million of the Colonial Bank debt have agreed to standstill on seeking collection of any guaranty payments from the Company until May 1, 2002 but such agreement does not affect the guarantor's contingent option rights.

         On November 29, 2000, the Company secured a 90-day loan from The Bank of Birmingham ("The Bank") in the amount of $500,000. This loan was extended to March 31, 2001 and then to May 4, 2001. The short-term extensions were designed to accommodate extra time necessary to complete the Company's audit. The loan from The Bank was paid at maturity.


         The Company believes it can satisfy its cash demands during the next 12 months out of internally generated cash flow provided the Colonial Bank loan is extended as expected. However, in order to proceed with the Company's proposed growth plans, the Company will need to raise substantial additional capital through the issuance of securities and/or the procurement of additional bank or other debt. There is no assurance that the Company will be able to find a purchaser for its securities or, if a purchaser is found, that an adequate price for the Company's securities can be obtained or that the Company's shareholders will not be diluted by any such issuance. Furthermore, there is no assurance that the Company will be able to procure any additional debt financing, or if available, that such debt will be on terms acceptable to the Company.

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


                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         (a) The Company is currently involved in a lawsuit against Powertel. On or about September 14, 2000, the Company filed a complaint in the Circuit Court of Pinellas County, Florida, seeking the reformation of certain terms of the Personal Communications Service (PCS) Distributor Agreement between the Company and Powertel. The Company contends that the agreement does not accurately reflect the compensation terms which were discussed prior to the execution of the agreement. During the pendancy of the suit, Powertel has not paid certain monies due the Company and the Company has not paid certain monies due Powertel. The Company and Powertel have engaged in substantive settlement discussions and have agreed to hold the litigation in abeyance pending efforts to consummate a settlement agreement. The Company believes that a settlement could be reached within the next few months. The Company has recorded $550,000 in activation commission receivables which are in dispute and reserved for potential costs in the third quarter of fiscal 2000.

         (b) The Company knows of no other material pending legal proceedings to which the Company or its subsidiary is a party on or of which any of their property is the subject other then routine litigation incidental to the Company's business.

ITEM 2.  CHANGES IN SECURITIES.

                  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

             (1)   Exhibits:

                       None.

             (2)   Reports on Form 8-K:

                       None.
                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


Date:   May 15, 2001                     BOBBY ALLISON WIRELESS CORPORATION


                                         /s/  William L. McMahon
                                         --------------------------------------
                                         Name:   William L. McMahon
                                         Title:  Chief Financial Officer