Form 10QSB
period 2001-06-30
BOBBY ALLISON WIRELESS CORP
filed 2001-08-20
CIK 1021294

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                    to
                               ------------------    -------------------

Commission file number     000-22251
                       ---------------------

                       BOBBY ALLISON WIRELESS CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Florida                                  65-0674664
---------------------------------------  ---------------------------------------
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

Yes [X]            No  [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 480,000 of Common Stock, par value $0.01 per share, as of August 20, 2001.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                                      INDEX

                                                                                                          PAGE
PART I: FINANCIAL INFORMATION

FINANCIAL STATEMENTS.

Consolidated balance sheets-
June 30, 2001 and December 31, 2000                                                                         3

Consolidated statements of operations-
three and six months ended June 30, 2001 and June 30, 2000                                                  5

Consolidated statements of cash flows-
Six  months ended June 30, 2001 and June 30, 2000                                                           6

Notes to consolidated financial statements                                                                  7

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.                                                 11


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.                                                                                 17

ITEM 2. CHANGES IN SECURITIES.                                                                             17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.                                                                   17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                               17

ITEM 5. OTHER INFORMATION.                                                                                 18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                                                  18


PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                       June 30, 2001        December 31, 2000
                                                                        (unaudited)

ASSETS

CURRENT:
Cash                                                                    $   384,408            $   470,280
Accounts receivable, less allowance for doubtful accounts of
  $430,114 and $662,998                                                   5,463,631              4,729,036
Related party receivable                                                         --                 36,989
Prepaid expenses                                                             12,570                 23,388
Inventories                                                               3,269,378              3,268,070
Deferred tax asset                                                          101,000                108,000
                                                                        -----------            -----------

TOTAL CURRENT ASSETS                                                      9,230,987              8,635,763
                                                                        -----------            -----------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, AT COST:                            6,409,914              5,308,902
  Less accumulated depreciation                                           2,221,326              1,584,281
                                                                        -----------            -----------

NET LEASEHOLD IMPROVEMENTS AND EQUIPMENT                                  4,188,588              3,724,621
                                                                        -----------            -----------

OTHER ASSETS:
Goodwill and other intangible assets, net of accumulated
  amortization of $91,805 and $74,289                                       258,822                276,338
Deferred tax asset                                                          982,000                148,000
Deposits                                                                    107,788                 73,444
                                                                        -----------            -----------

TOTAL OTHER ASSETS                                                        1,348,610                497,782
                                                                        -----------            -----------

                                                                        $14,768,185            $12,858,166
                                                                        ===========            ===========

          See accompanying notes to consolidated financial statements.

               BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                              June 30, 2001          December 31, 2000
                                                                              (unaudited)

CURRENT LIABILITIES
Accounts payable                                                              $  7,760,021             $ 4,923,530
Accrued expenses                                                                   997,652               1,157,034
Accrued income tax                                                                 619,500                 579,500
Deferred income                                                                  1,331,964                  59,604
Current maturities of long-term debt                                             2,101,584               2,561,758
Current maturities of related party long-term debt                                  65,462                 126,317
                                                                              ------------             -----------

      TOTAL CURRENT LIABILITIES                                                 12,876,183               9,407,743
                                                                              ------------             -----------

LONG-TERM LIABILITIES
Long-term debt, less current maturities                                            275,190                 413,080
Long-term related party debt, less current maturities                                   --                      --
                                                                              ------------             -----------

      TOTAL LIABILITIES                                                         13,151,373               9,820,823
                                                                              ------------             -----------

PREFERRED STOCK:
Series A convertible preferred stock, $1.00 par, shares authorized
  20; outstanding 15                                                               375,000                 375,000
Series B convertible preferred stock, $1.00 par, shares authorized
  50; outstanding 50                                                             1,250,000               1,250,000
                                                                              ------------             -----------

      TOTAL PREFERRED STOCK                                                      1,625,000               1,625,000
                                                                              ------------             -----------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par; shares authorized 25 million;
  outstanding 480,000                                                                4,800                   4,800
Series C convertible preferred stock, $1.00 par, shares authorized
  250; outstanding 44                                                            1,100,000               1,100,000
Additional paid-in capital                                                         258,115                 258,115
Retained earnings                                                               (1,371,103)                 49,428
                                                                              ------------             -----------

TOTAL STOCKHOLDERS' EQUITY                                                          (8,188)              1,412,343
                                                                              ------------             -----------

                                                                              $ 14,768,185             $12,858,166
                                                                              ============             ===========

        See accompanying notes to consolidated financial statements.

               BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          For the Three Months Ended            For the Six Months Ended
                                                       June 30, 2001     June 30, 2000      June 30, 2001     June 30, 2000

REVENUES
Product sales                                           $ 3,551,709       $ 3,993,416       $  7,797,898       $  7,884,057
Activation commissions                                    5,170,055         2,838,098         10,933,571          4,955,357
Pager services                                              204,872           233,839            406,833            631,897
                                                        -----------       -----------       ------------       ------------

Total revenues                                            8,926,636         7,065,353         19,138,302         13,471,311
                                                        -----------       -----------       ------------       ------------

COST OF SALES                                             3,974,460         2,519,685          7,670,775          4,864,136
                                                        -----------       -----------       ------------       ------------

Gross profit                                              4,952,176         4,545,668         11,467,527          8,607,175
                                                        -----------       -----------       ------------       ------------

OPERATING EXPENSES:
Selling, general and administrative expenses              6,693,143         4,198,856         12,382,166          7,692,472
Depreciation and amortization                               266,241           137,036            668,474            379,374
                                                        -----------       -----------       ------------       ------------

Total operating expenses                                  6,959,384         4,335,892         13,050,640          8,071,846
                                                        -----------       -----------       ------------       ------------

Operating (loss)/income                                  (2,007,208)          209,776         (1,583,113)           535,329

OTHER INCOME (EXPENSE):
Interest expense                                           (170,171)         (102,842)          (372,148)          (179,625)
Interest income                                                 366             1,303                660              4,593
                                                        -----------       -----------       ------------       ------------

Total other income (expense)                               (169,805)         (101,539)          (371,488)          (175,032)
                                                        -----------       -----------       ------------       ------------

(LOSS)/INCOME BEFORE TAXES ON INCOME                     (2,177,013)          108,237         (1,954,601)           360,297
INCOME TAX BENEFIT/(EXPENSE)                                709,364           (42,908)           633,350           (143,732)
                                                        -----------       -----------       ------------       ------------

NET (LOSS)/INCOME                                        (1,467,649)           65,329         (1,321,251)           216,565
PREFERRED STOCK DIVIDENDS                                   (49,640)          (44,311)           (99,280)           (87,819)
                                                        -----------       -----------       ------------       ------------

NET (LOSS)/INCOME AVAILABLE TO COMMON STOCKHOLDERS      $(1,517,289)      $    21,018       $ (1,420,531)      $    128,746
                                                        ===========       ===========       ============       ============

EARNINGS PER COMMON SHARE:
Basic                                                   $     (3.16)      $      0.04       $      (2.96)      $       0.27
                                                        ===========       ===========       ============       ============
Diluted                                                 $     (3.16)      $      0.04       $      (2.96)      $       0.25
                                                        ===========       ===========       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                       480,000           480,000            480,000            480,000
                                                        ===========       ===========       ============       ============
Diluted                                                     480,000           495,474            480,000            766,264
                                                        ===========       ===========       ============       ============

          See accompanying notes to consolidated financial statements.

               BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                     For the Six Months Ended
                                                                                June 30, 2001          June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                      $(1,321,251)            $   216,565
 Adjustments to reconcile net income to net cash provided by (used for)
  operating activities:
  Depreciation and amortization                                                      668,474                 346,246
  Debt discount amortization to interest expense                                      35,167                  56,175
  Cash provided by (used for):
   Accounts receivable                                                              (697,606)               (571,348)
   Prepaid expenses and other assets                                                   9,260                     275
   Inventories                                                                        (1,308)                 55,238
   Deferred tax assets                                                              (827,000)                (42,000)
   Accounts payable                                                                2,836,491              (1,003,670)
   Deferred revenue                                                                1,272,360                     233
   Accrued expenses                                                                 (119,382)                610,874
                                                                                 -----------             -----------

Net cash provided by (used for) operating activities                               1,855,205                (331,412)
                                                                                 -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of leasehold improvements and equipment                                (1,113,367)             (1,142,320)
  Increase in deposits                                                               (34,344)                (18,490)
                                                                                 -----------             -----------

Net cash used for investing activities                                            (1,147,711)             (1,160,810)
                                                                                 -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments in long-term debt                                                        (694,086)               (118,477)
  Preferred Stock Dividends                                                          (99,280)                (89,170)
  Proceeds from issuance of preferred stock                                               --                 200,000
  Proceeds from line of credit                                                            --                 900,000
                                                                                 -----------             -----------


Net cash provided by financing activities                                           (793,366)                892,353
                                                                                 -----------             -----------

NET INCREASE (DECREASE) IN CASH:                                                     (85,872)               (599,869)
CASH, beginning of period                                                            470,280                 624,869
                                                                                 -----------             -----------

CASH, end of period                                                              $   384,408             $    25,000
                                                                                 ===========             ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                         $   190,598             $   315,369
                                                                                 ===========             ===========

           See accompanying notes to consolidated financial statements.

                BOBBY ALLISON WIRELESS CORPORATION AND SUBSIDIARY

                  (Notes to Consolidated Financial Statements)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         BASIS OF PRESENTATION

         The unaudited consolidated financial statements have been prepared in conformity with instructions to Form 10-QSB and therefore do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. Certain items included in these statements are based upon management estimates. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) necessary for fair presentation. The results of operations for the three and six months ended June 30, 2001 and June 30, 2000 are not necessarily indicative of the operating results expected for the fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. See Note 1 to those financial statements for a discussion of the recapitalization and merger with Bobby Allison Cellular Systems of Florida, Inc.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Bobby Allison Wireless Corporation and its wholly-owned subsidiary (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         NET INCOME (LOSS) PER COMMON SHARE

                 Basic EPS is calculated by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period without consideration for potential common shares. Diluted EPS includes the effect of potentially dilutive securities. Potential common shares were not included for the three and six months ended June 30, 2001 since their effects are antidilutive under the treasury stock method for options and warrants and if-converted method for convertible preferred stock.

                 The following table sets forth the computation of diluted earnings per common share for the three and six months ended June 30, 2000:

                                                                          THREE        SIX
                                                                          MONTHS      MONTHS
                    -------------------------------------------------------------------------
                    Income available to common stockholders             $   21,018  $ 128,746
                    Preferred stock dividends                                -         60,938
                    -------------------------------------------------------------------------

                    Income available to common stockholders assuming
                      conversion of options and preferred stock(a)      $   21,018  $ 189,684
                    -------------------------------------------------------------------------

                    Denominator for basic earnings per common share
                      - weighted-average shares                            480,000    480,000
                    Effects of dilutive securities - options and
                      preferred stock(a)                                    15,474    186,264
                    -------------------------------------------------------------------------

                    Adjusted weighted-average shares (denominator)         495,474    766,264
                    -------------------------------------------------------------------------

                    Diluted earnings per common share                   $     0.04  $    0.25
                    -------------------------------------------------------------------------

         (a) Calculation excludes preferred stock as its effect on earnings per share are anti-dilutive for the three months ended June 30, 2000.

         LIQUIDITY

         THE COMPANY'S FINANCIAL STATEMENTS INCLUDED IN PART I HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS OF JUNE 30, 2001, THE COMPANY WAS ATTEMPTING TO REFINANCE ITS BANK DEBT. On July 25, 2001, the Company refinanced its $1,900,000 revolving loan with Colonial Bank into a $1,000,000 line of credit and a $900,000 term loan (see "Notes Payable"). The loan agreements require that any additional borrowings, non regular course of business income or capital raised be used first to pay Colonial Bank amounts due on the loans. On August 6, 2001, the Company entered into a definitive agreement to sell twenty (20) of its retail locations (See "Subsequent Events") to a third party for a total purchase price of $3,100,000 to be closed as landlord consents are received. As of August 20, 2001, the Company has closed 12 of the 20 locations. As a consequence, the bank has the right to require that the entire balance of the loan be paid from the proceeds of such sale. However, based upon the fact that $1,000,000 of the total debt is guaranteed by certain stockholders, the Company requested that Colonial Bank accept $600,000 plus the remaining $300,000 in installments of $75,000 per month for four (4) months as satisfaction under this provision relative to this transaction. The bank approved this request assuming that the Company could obtain adequate guarantees of such $300,000 until paid. Unless a further arrangement is made, then the Company must ultimately pay off the entire $900,000 term loan. To date, the Company has paid approximately $336,000 of such principal. THIS DEBT IS RECORDED AS A CURRENT LIABILITY ON THE COMPANY'S JUNE 30, 2001 BALANCE SHEET AND AS A RESULT THE COMPANY HAD A DEFICIT IN WORKING CAPITAL OF APPROXIMATELY $3,645,000 AND DOES NOT HAVE SUFFICIENT WORKING CAPITAL TO SATISFY THIS OBLIGATION IF IT BECOMES DUE UPON DEMAND. THESE FINANCIAL CONSIDERATIONS RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. THE COMPANY'S FINANCIAL STATEMENTS INCLUDED IN PART I DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THESE UNCERTAINTIES. IN THE EVENT THAT THE COMPANY'S GUARANTORS ARE REQUIRED TO MAKE PAYMENTS AGAINST THE GUARANTEES, THE GUARANTORS WILL HAVE THE RIGHT TO CONVERT SUCH PAYMENTS INTO COMMON STOCK PURSUANT TO CONTINGENT OPTIONS OUTSTANDING. COMMON SHAREHOLDERS WILL SUFFER SUBSTANTIAL DILUTION PURSUANT TO THE TERMS OF THE CONTINGENT OPTIONS RELATED THERETO. THE GUARANTORS OF $1,000,000 OF THE COLONIAL BANK DEBT HAVE AGREED TO STANDSTILL ON SEEKING COLLECTION OF ANY GUARANTY PAYMENTS FROM THE COMPANY UNTIL MAY 1, 2002 BUT SUCH AGREEMENT DOES NOT AFFECT THE GUARANTOR'S CONTINGENT OPTION RIGHTS.

         STORE PROPERTY AND DEVELOPMENT COSTS

         Costs incurred related to site development and store build-out are capitalized and amortized over a period of twelve months starting with the month the store opens.

         NOTES PAYABLE

         On July 25, 2001, the Company refinanced its $1,900,000 revolving loan with Colonial Bank into a $1,000,000 line of credit and a $900,000 term loan, both with interest due monthly at prime plus one percent. Principle payments of $75,000 are due monthly, commencing on September 2, 2001, on the term loan with the balance due no later than May 2, 2002. The balance on the line of credit and unpaid interest is payable on May 2, 2002. The loans are collateralized by a second line on accounts receivable, inventory and certain intangible assets and guaranteed by certain stockholders of the Company in the aggregate amount totaling $1,000,000. The loan agreements require that any additional borrowings, non regular course of business income or capital raised be used first to pay Colonial Bank amounts due on the loans. On August 6, 2001, the Company entered into a definitive agreement to sell twenty (20) of its retail locations (See "Subsequent Events") to a third party for a total purchase price of $3,100,000 to be closed as landlord consents are received. As of August 20, 2001, the Company has closed 12 of the 20 locations. As a consequence, the bank has the right to require that the entire balance of the loan be paid from the proceeds of such sale. However, based upon the fact that $1,000,000 of the total debt is guaranteed by certain stockholders, the Company requested that Colonial Bank accept $600,000 plus the remaining $300,000 in installments of $75,000 per month for four (4) months as satisfaction under this provision relative to this transaction. The bank approved this request assuming that the Company would obtain guarantees of such $300,000 until paid. Unless a further arrangement is made, then the Company must ultimately pay off the entire $900,000 term loan. To date, the Company has paid approximately $336,000 of such principal.

         DIVIDENDS

         The Company did not timely pay dividends to the holders of Series A Preferred Stock and Series B Preferred Stock due January 1, 2001 and to the holders of Series C Preferred Stock due April 1, 2001. As a result, all of the Company's outstanding Preferred Stock became fully voting as provided in the Amended and Restated Articles of Incorporation.

         The Company has not yet paid dividends to the holders of Series A Preferred Stock and Series B Preferred Stock due July 1, 2001.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those asset were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $123,610. Amortization expense during the six-month period ended June 30, 2001 was $14,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

         During the fourth quarter of 1999, the Securities and Exchange Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" was issued. The provisions of SAB No. 101 are required to be adopted no later than the fourth quarter of the fiscal year beginning after December 15, 1999. Management believes that SAB No. 101 does not materially alter the Company's revenue recognition methods.

         DEFERRED INCOME

         On June 1, 2001, the Company received $1,175,000 in market development funds from a wireless communications carrier, which fees were recorded as deferred revenue as of June 30, 2001. The Company's agreement with the carrier contains provisions that require that a pro rata portion of these funds be repaid to the carrier if certain activation levels are not achieved or certain other events occur over periods that range from 12 to 24 months. A portion of the Company's stores covered under this agreement were sold (See "Subsequent Events" ) after June 30, 2001 which will result in the repayment of the related funds to the carrier. Deferred income also includes billed but unearned pager service revenue.

         AT&T WIRELESS AGREEMENT

         Beginning March 1, 2001, Cingular Wireless became the Company's primary carrier. On May 15, 2001, effective June 1, 2001, AT&T cancelled its wireless communications carrier agreement with the Company. As a result, the Company has suspended payment of trade amounts due AT&T of approximately $1,956,000 and has not received payment of approximately $1,600,000 in activation commissions due from AT&T. The Company is currently in negotiations to resolve this matter. The agreement is subject to an arbitration clause.

         SUBSEQUENT EVENTS

         On August 6, 2001, the Company entered into an agreement to sell 20 retail sales locations (16 existing and 4 unopened) located in Georgia, South Carolina, North Carolina and Virginia for consideration of $3,100,000, subject to certain adjustments. As of August 20, 2001, the Company has closed on the sale of 12 of the 20 locations and expects to close on the sale of the remaining stores under contract by August 31, 2001. Proceeds from the sale of these stores are expected to be used to reduce outstanding bank debt, pay trade payables and provide working capital. As of August 13, 2001, the Company had made payments of $336,000 towards its bank debt from those proceeds. See "Notes Payable".

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

         STOCK OPTIONS

         At the Annual Meeting of the Shareholders held on June 5, 2001, the shareholders approved an amendment to the Bobby Allison Wireless Corporation 1999 Stock Option Plan. Previously the plan permitted the Company to grant options to purchase up to ten percent (10%) of the outstanding Common Stock and common stock equivalents but in no event greater than 100,000 shares. The amendment increased the number of shares of Company Common Stock reserved for issuance under the Plan to up to ten percent (10%) of the outstanding Common Stock and common stock equivalents but in no event greater than 200,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

         The Company, headquartered in Largo, Florida, is an enclosed regional mall-based specialty retailer of wireless communications products and services for the individual and small business customer which, as of June 30, 2001, had 101 sales locations including 45 in-line stores, 52 kiosks, and 4 retail merchandising units or RMU's (like kiosks, but smaller). The Company's products cover a broad assortment of over 600 stock-keeping units. The Company also offers a wide range of service plans offered by two paging carriers and four service providers, Alltel Communications, Cingular, Powertel, and SunCom. On August 6, 2001, the Company entered into an agreement to sell 20 retail sales locations (16 existing and 4 unopened) located in Georgia, South Carolina, North Carolina and Virginia for consideration of $3,100,000, subject to certain adjustments. As of August 20, 2001, the Company has closed on the sale of 12 of the 20 locations under contract and expects to close on the sale of the remaining stores under contract by August 31, 2001.

         In 1999, the Company expanded its operation beyond the State of Florida into Georgia, South Carolina, North Carolina, Virginia and Tennessee. In 2000, the Company continued to expand in these states and in 2001 entered the Missouri market. Other than existing commitments, the Company has put all plans to further expand on hold until it can reassess it financial situation. Any possible expansion plans are dependent upon, among other things, obtaining additional capital whether in the form of debt or equity. The Company has been consistently unable to close the necessary financing and has no currently known opportunity therefore. There is no assurance that the Company will ever be able to find any financing, or if available, that such financing will be on terms acceptable to the Company.

SOURCES OF REVENUE

         The Company's revenues are generated principally from three sources in one business segment:

         Product Retail Sales. Product retail sales involve the sale through the Company's sales locations and e-commerce web-site of cellular, and pager wireless products such as phones and pagers and related accessories such as batteries, chargers, carrying cases and hands-free kits. For the six months ended June 30, 2001, retail sales represented approximately 41% of the Company's revenues and 4% of the Company's gross profit. Since the customer makes payment at the cash register or by credit card on the e-commerce web site, retail sales do not produce any account receivables. The e-commerce web site was launched January 2000 and its sales to date have been immaterial.

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

         On August 16, 2000, the Company entered into a nation-wide, non-exclusive agreement with Cingular for a period of three years. On March 1, 2001, the Company began providing Cingular services in the Central and South Florida markets and beginning such time Cingular has been the Company's dominant carrier representing approximately 44% of revenue during the 6 month period ended June 30, 2001. In May 2001, the Company entered into a two-year agreement with Alltel Communications to provide service in select Florida and North Carolina markets. Outside of these markets, the Company has non-exclusive carrier contracts with either Powertel or SunCom. On May 15, effective June 1, 2001, AT&T cancelled its wireless communications agreement with the Company.

         The Company does not receive any residual commissions or income under any of its contracts for wireless activations and such residual commissions are generally uncommon today. However, the Company does currently sell prepaid PCS service for Powertel and Cingular. Prepaid service involves not only the sale of a telephone and its activation as with regular service but also includes the sale of a phone card representing a specific allotment of minutes. The prepaid service is particularly attractive to those persons who have poor credit and are unable to receive approval for a service contract as well as for parents purchasing service for their children and wish to control their usage. Once the prepaid minutes expire, the phone will not operate until the card is renewed or, if lost, a new card is purchased. The Company receives a commission each time a prepaid card is renewed or a new card is purchased. As a consequence, although not a traditional residual commission, prepaid service creates an opportunity for the Company to have a recurring revenue stream with respect to each prepaid user.

         The Company also records income received from carriers related to market development activities as activation income when all provisions in the related agreements have been fulfilled and the right to retain amounts received have vested with the Company. For the six months ended June 30, 2001, activation income represented approximately 57% of the Company's revenues and approximately 95% of the Company's gross profits.

         Pager Services. Pager services include activation commissions as well as residual payments on pagers. Pager residual payments are received for the pager airtime that the Company buys wholesale from paging carriers and then resells to individuals and small businesses. The Company sells pager services for two pager carriers. For the six months ended June 30, 2001, pager services represented approximately 2% of the Company's revenues and 1% of the Company's gross profit.

         The cost of wireless products has gradually decreased over time. With such lower cost, the Company typically has offered lower prices to attract more subscribers, which has increased its total activation commissions. Consequently, the Company believes that, as prices of wireless products decrease, they become more affordable to consumers thereby expanding the wireless communications market and creating an opportunity to attract new subscribers and increase activation commissions.

RESULTS OF OPERATIONS

         The following table sets fourth certain selected income statement data of the Company expressed as a percentage of net sales:

                                                                            For the Three Months               For the Six Months
                                                                               Ended June 30,                    Ended June 30,
                                                                          -----------------------           -----------------------
                                                                           2001             2000             2001             2000
                                                                          ------           ------           ------           ------
Total Revenue ...................................................         100.0%           100.0%           100.0%           100.0%

Cost of Sales ...................................................          44.5%            35.7%            40.1%            36.1%

Gross Profit ....................................................          55.5%            64.3%            59.9%            63.9%

Selling, General and Administrative Expenses (Excluding
Depreciation) ...................................................          75.0%            59.4%            64.7%            57.1%

Depreciation and Amortization ...................................           2.9%             1.9%             3.5%             2.8%

Operating Income (loss) .........................................         -22.5%             3.0%            -8.3%             4.0%

Interest Expense ................................................           1.9%             1.4%             1.9%             1.3%

Income Tax Expense (benefit) ....................................          -7.9%             0.6%            -3.3%             1.1%

Net Income (Loss) ...............................................         -16.4              0.8%            -6.9              1.6%

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED MARCH 30, 2000

         Total Revenue. Total revenue was $8,926,636 for the three months ended June 30, 2001 as compared to $7,065,353 for the three months ended June 30, 2000 or an increase of $1,861,283 or 26%. This increase reflects the increase in sales location count from an average of 69 sales locations during the three months ended June 30, 2000 to 101 sales locations during the three months ended June 30, 2001. The number of activations per sales location increased 3% and the average revenue per activation increased 57%. These increases were partially offset by selling price declines in handsets and accessories due to promotional pricing by the Company and the carriers.

         Gross Profit. Gross profit was $4,952,176 for the three months ended June 30, 2001 as compared to $4,545,668 for the three months ended June 30, 2000 an increase of $406,508 or 9%. Gross profit as a percentage of net revenue decreased from 64.3% in the three months ended June 30, 2000 to 55.5% in the three months ended June 30, 2001, primarily as a result of the promotional pricing on the sale of handsets and accessories.

         Operating Expenses. Selling, general and administrative expense was $6,693,143 for the three months ended June 30, 2001 as compared to $4,198,856 for the three months ended June 30, 2000 or an increase of $2,494,287 or approximately 59%, largely as a result of the Company's store expansion. Corporate headquarters' expenses, included therein, increased due primarily to increased facilities and payroll costs necessitated by the Company's growth and anticipated future growth including, but not limited to, the opening of a new larger corporate headquarters, support and training, advertising, marketing, merchandising, warehousing and distribution. Due to the Company's decision to put its growth plans on hold, the Company has been attempting to reduce such expenses.

         Net Interest Expense. Net interest expense was $169,805 for the three months ended June 30, 2001 as compared to $101,539 for the three months ended June 30, 2000 or an increase of $68,266 or 65% due to higher average debt outstanding. Due to the obligation of the Company to pay down a substantial amount of its outstanding debt to Colonial Bank, the Company's internet expense will decrease in the immediate future.

         Net Income/Loss. The Company had a net loss of $1,467,649 for the three months ended June 30, 2001 as compared to net income of $65,329 for the three months ended June 30, 2000 or a decrease of $1,532,978, primarily as a result of increased operating expenses and interest costs in excess of increased sales and gross profits from the Company's store expansion.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

         Total Revenue. Total revenue was $19,138,302 for the six months ended June 30, 2001 as compared to $13,471,311 for the six months ended June 30, 2000 or an increase of $5,666,991 or 42%. This increase reflects the increase in sales location count from an average of 67 in fiscal 2000 to 101 sales locations in fiscal 2001. The number of activations per sales location increased 4% and the average revenue per activation increased 57%. These increases were partially offset by selling price declines in handsets and accessories due to promotional pricing by the Company and the carriers.

         Gross Profit. Gross profit was $11,467,527 for the six months ended June 30, 2001 as compared to $8,607,175 for the six months ended June 30, 2000 an increase of $2,860,352 or 33%. Gross profit as a percentage of net revenue decreased from 63.9% in the six months ended June 30, 2000 to 59.9% in the six months ended June 30, 2001, primarily as a result of the promotional pricing on the sale of handsets and accessories.

         Operating Expenses. Selling, general and administrative expense was $12,382,166 for the six months ended June 30, 2001 as compared to $7,692,472 for the six months ended June 30, 2000 or an increase of $4,689,694 or approximately 61%, largely as a result of the Company's store expansion. Corporate headquarters' expenses, included therein, increased due primarily to increased costs necessitated by the Company's growth and anticipated future growth including, but not limited to, the opening of a new larger corporate headquarters, support and training, advertising, marketing, merchandising, warehousing and distribution. Due to the Company's decision to put its growth plans on hold, the Company has been attempting to reduce such expenses.

         Net Interest Expense. Net interest expense was $371,488 for the six months ended June 30, 2001 as compared to $175,032 for the six months ended June 30, 2000 or a increase of $196,456 or 112% due to higher average debt outstanding and the amortization of costs associated with a warrant issued in November 2000 as consideration for pledging a CD as collateral for a $500,000 short term loan partially offset by a lower prime borrowing rate. The borrowing outstanding at June 30, 2001 was $2,442,236 as compared to $2,700,739 at June 30, 2000. Due to the obligation of the Company to pay down a substantial amount of its outstanding debt to Colonial Bank, the Company's internet expense will decrease in the immediate future.

         Net Income/Loss. The Company had a net loss of $1,321,251 for the six months ended June 30, 2001 as compared to net income of $216,565 for the six months ended June 30, 2000 or a decrease of $1,537,816, primarily as a result of increased operating expenses and interest in excess of increased sales and gross profits.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a $3,645,196 working capital deficit at June 30, 2001 compared to a working capital deficit of $771,980 at December 31, 2000. This decrease in working capital was primarily due to the capital requirements for new store openings in fiscal 2001 and the operating losses incurred during the second quarter.

         Cash and Cash Equivalents

         At June 30, 2001, the Company's cash and cash equivalents aggregated $384,408 compared to $470,280 at December 31, 2000.

         Operating Activities

         The Company's net cash provided by operating activities for the six months ended June 30, 2001 was $1,855,205 as compared to net cash used for operating activities of $331,412 for the three months ended June 30, 2000.

         The Company's net accounts receivable increased $697,606 for the six months ended June 30, 2001 as compared to an increase of $571,348 for the six months ended June 30, 2000. This increase reflected the higher store counts for the six months ended June 30, 2001. Inventories increased slightly by $1,308 for the six months ended June 30, 2001 as compared to a decrease of $55,238 for the six months ended June 30, 2000. Accounts payable increased $2,836,491 for the six months ended June 30, 2001 as compared to a decrease in accounts payable of $1,003,670 for the six months ended June 30, 2000. Deferred revenue increased by $1,272,360 for the six months ended June 20, 2001 as compared to an increase of $233 for the six months ended June 30, 2000.

         Investing Activities

         The Company's investing activities increased to $1,147,711 for the six months ended June 30, 2001 as compared to $1,160,810 for the six months ended June 30, 2000 and was related to the purchase of equipment and leasehold improvements required to support new store growth.

         Financing Activities

         The Company paid down debt by $694,086 and paid dividends on its preferred stock in the amount of $99,280 for the six months ended June 30, 2001.

         The Company's financial statements included in Part I have been prepared assuming that the Company will continue as a going concern. As of June 30, 2001, the Company was attempting to refinance its bank debt. On July 25, 2001, the Company refinanced its $1,900,000 revolving loan with Colonial Bank into a $1,000,000 line of credit and a $900,000 term loan (see "Notes Payable"). The loan agreements require that any additional borrowings, non regular course of business income or capital raised be used first to pay Colonial Bank amounts due on the loans. On August 6, 2001, the Company entered into a definitive agreement to sell twenty (20) of its retail locations (see "Subsequent Events") to a third party for a total purchase price of $3,100,000 to be closed as landlord consents are received. As of August 20, 2001, the Company has closed 12 of the 20 locations. As a consequence, the bank has the right to require that the entire balance of the loan be paid from the proceeds of such sale. However, based upon the fact that $1,000,000 of the total debt is guaranteed by certain stockholders, the Company requested that Colonial Bank accept $600,000 plus the remaining $300,000 in installments of $75,000 per month for four (4) months as satisfaction under this provision relative to this transaction. The bank approved this request assuming that the company could obtain adequate guarantees of such $300,000 until paid. Unless a further arrangement is made, then the Company must ultimately pay off the entire $900,000 term loan. To date, the Company has paid approximately $336,000 of such principal. This debt is recorded as a current liability on the Company's June 30, 2001 balance sheet and as a result the Company had a deficit in working capital of approximately $3,645,000 and does not have sufficient working capital to satisfy this obligation if it becomes due upon demand. These financial considerations raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements included in Part I do not include any adjustments that might result from the outcome of these uncertainties. In the event that the Company's guarantors are required to make payments against the guarantees, the guarantors will have the right to convert such payments into Common Stock pursuant to contingent options outstanding. Common shareholders may suffer substantial dilution pursuant to the terms of the contingent options related thereto. The guarantors of $1,000,000 of the Colonial Bank debt have agreed to standstill on seeking collection of any guaranty payments from the Company until May 1, 2002 but such agreement does not affect the guarantor's contingent option rights.

         On November 19, 1999, the Company secured a revolving loan from Colonial Bank through which the Company was able to borrow $1 million. This line and borrowing was increased to $1,500,000 on February 23, 2000 and again to $1,900,000 on May 25, 2000. The note originally matured on January 31, 2001, was extended to March 31, 2001 and again to June 30, 2001. On April 18, 2001, Colonial Bank's credit committee approved an extension of the loan until May 2002.

         On November 29, 2000, the Company secured a 90-day loan from The Bank of Birmingham ("The Bank") in the amount of $500,000. This loan was extended to June 30, 2001 and then to May 4, 2001. The short-term extensions were designed to accommodate extra time necessary to complete the Company's audit. The loan from The Bank was paid at maturity.

         The Company believes it can satisfy its cash demands during the next 12 months out of internally generated cash flow supplemented by the sale of all 20 stores in August 2001. The Company has put all plans to further expand (other than existing commitments) on hold until it can reassess its financial situation. Any possible expansion plans are dependent upon, among other things, obtaining substantial additional capital through the issuance of securities and/or the procurement of additional bank or other debt. The Company has been consistently unable to close the necessary financing and has no currently known opportunities therefor. There is no assurance that the Company will be able to find a purchaser for its securities or, if a purchaser is found, that an adequate price for the Company's securities can be obtained or that the Company's shareholders will not be diluted by any such issuance. Furthermore, there is no assurance that the Company will be able to procure any additional debt financing, or if available, that such debt will be on terms acceptable to the Company.

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

ITEM 2.  CHANGES IN SECURITIES.

                  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  The Company did not timely pay dividends to the holders of Series A Preferred Stock and Series B Preferred Stock due January 1, 2001 and to the holders of Series C Preferred Stock due April 1, 2001. As a result, all of the Company's outstanding Preferred Stock became fully voting as provided in the Amended and Restated Articles of Incorporation.

                  The Company has not yet paid dividends to the holders of Series A Preferred Stock and Series B Preferred Stock of $65,445.22 due July 1, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         Annual Meeting of Shareholders

         (a) The Annual Meeting of the Shareholders was held on Monday, June 5, 2001 at the Company's headquarters at 1200 Starkey Road, Suite 105, Largo, Florida 33771.

         (b) The Chairman of the Board submitted the following matters before the meeting: (i) the election of directors, two directors, Robert L. McGinnis and James L. Ralph, to be voted upon by the holders of all of the capital stock of the Company and one director, James S. Holbrook, Jr., to be voted upon by the holders of the 7.5% Series B Convertible Preferred Stock and (ii) amendment of the Bobby Allison Wireless Corporation 1999 Stock Option Plan. Because the shares are not held in street name and not currently traded on any exchange or otherwise, there were no broker non-votes. Further, there were no abstentions except with respect to the amendment of the Stock Option Plan. Each of the directors were elected at the meeting as follows:

                           (i) Robert L. McGinnis and James L. Ralph - 870,790 shares of common stock or common stock equivalent shares were eligible to vote of which 672,197 voted and of which 671,813 shares were voted in favor and 384 withheld. The election was by a plurality.

                           (ii) James S. Holbrook, Jr. - 50 shares of 7.5% Series B Convertible Preferred Stock eligible to vote of which 48 shares were voted, all of which were voted in favor of his election. The election was by a majority.

                  Finally, there were 870,790 shares of common stock or common stock equivalent shares eligible to vote for the amendment to the Bobby Allison Wireless Corporation 1999 Stock Option Plan of which 672,199 shares voted and of which 459,339 shares voted in favor, 201,953 shares voted against and 10,902 shares abstained.

ITEM 5.  OTHER INFORMATION.

                  Please refer to "Part 1. Item 2. Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources - Financing Activities" for a discussion relating to the sale of retail sales locations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (1)      Exhibits:

                           *10.29 Semi Non-Exclusive Authorized Distributor Agreement between BellSouth Mobility Inc. and Bobby Allison Wireless, Inc.

         (2)      Reports on Form 8-K:

                           None.


* This Agreement omits certain information for which the Company is filing a request seeking confidential treatment thereof. Such omission are denoted by asterisks.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


Date: August 20, 2001                  BOBBY ALLISON WIRELESS CORPORATION

                                       /s/ William L. McMahon
                                       -----------------------------------------
                                       Name:  William L. McMahon
                                       Title: Chief Financial Officer